Form 10-Q
period 1995-09-30
FLORIDA INCOME FUND III LIMITED PARTNERSHIP
filed 1995-11-09
CIK 826498

FLORIDA INCOME FUND III, L.P.
                                      INDEX


PART I                                                   PAGE NO.

     FINANCIAL INFORMATION

     Balance Sheets at September 30, 1995
     and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . . . 2

     Statements of Income for the Three and Nine
     Months Ended September 30, 1995 and 1994. . . . . . . . . . . . . . . . . 3

     Statements of Cash Flows for the Three and Nine
     Months Ended September 30, 1995 and 1994. . . . . . . . . . . . . . . . . 4

     Notes to Financial Statements . . . . . . . . . . . . . . . . . . . . . . 5

     Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . . . . . . . . 5-9


PART II

     OTHER INFORMATION

     Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . . . . . . . .10


PART III

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .11


COVER PAGE


EXHIBIT 27 - Financial Data Schedule

                         PART I - FINANCIAL INFORMATION
                  FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                           BALANCE SHEETS (Unaudited)

                                              Sept. 30        Dec. 31
                                              1995            1994
ASSETS
CURRENT ASSETS
Cash                                             740,174         414,944
Restricted Cash                                      -0-       1,899,357
Accounts Receivable Trade, Net of Allowance
  for Doubtful Accounts of $0 for 9/30/95
  and $0 for 12/31/94                            195,556         205,433
Notes Receivable                                     -0-           3,795
Inventory                                         54,556          67,373
Prepaid Expenses and Other                       205,868         133,428
     Total Current Assets                      1,196,154       2,724,330

Work in Progress, Condominium
  Units Under Contract                               -0-       5,686,698
Rental Properties, (Net of
  accumulated depreciation of
  $3,485,720 at 9/30/95
  $2,967,321 at 12/31/94                      20,115,670      20,555,638
Intangible Assets
  Deferred Loan and
  Organizational Costs Net                        89,083         111,832
     Total Assets                             21,400,907      29,078,498

LIABILITIES & PARTNERS' CAPITAL
Current Liabilities
Current Maturities of Notes
  and Mortgages Payable                          300,417         796,443
Accounts Payable, Trade                          281,694       1,156,198
Accounts Payable, Construction                       -0-       1,123,685
Accrued Expenses                                 481,942         370,349
Due to General Partner                               -0-          25,000
Customer and Security Deposits                   404,644         357,841
Customer Deposits, Condominium Units                 -0-       1,899,357
Deferred Gain on Condominium Sales             2,232,170             -0-
     Total Current Liabilities                 3,700,867       5,728,873

Mortgages Payable, Less Current Maturities     9,093,744      14,806,836

PARTNERS' CAPITAL
General Partners Capital                         (48,166)        (48,166)
Limited Partners Capital                       8,112,653       8,590,955
Net Income                                       541,809             -0-
  Total Partners' Equity                       8,606,296       8,542,789
  Total Liabilities and
  Partners' Capital                           21,400,907      29,078,498

See Accompanying Notes to the Financial Statements

                  FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                              STATEMENTS OF INCOME
                                   (Unaudited)



                           For Three Months Ended      For Nine Months Ended
                           09/30/95     09/30/94       09/30/95   09/30/94

REVENUES:

Rental Income              1,757,161    1,254,773      7,399,567  5,508,187

Gain from Condominium
    Building                  58,626          -0-        136,796        -0-

Interest Income               14,678        1,453         46,189      7,657

    Total Revenues         1,830,465    1,256,226      7,582,552  5,515,844


COSTS AND EXPENSES:

Property Operating
    Expenses               1,696,851    1,197,066      5,450,521  3,906,125

Real Estate Taxes             69,429       79,007        208,287    230,333

Interest Expense             242,516      303,594        832,773    914,214

Depreciation                 172,800      156,939        518,400    470,817

Amortization                   8,279        7,227         30,762     21,605


Total Expenses             2,189,875    1,743,833      7,040,743  5,543,094

    Net Income (Loss)       (359,410)    (487,607)       541,809    (27,250)




See Accompanying Notes to the Financial Statements

                  FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                      For The Nine Months Ended
                                                      9/30/95        9/30/94
Cash flows from operating activities:

Net Income                                               541,809     (   27,250)
Adjustments to reconcile net income to
  net cash provided by operations:
     Depreciation & Amortization                         549,162        492,422
     (Increase) decrease in
     Accounts receivable                                  13,672         91,525
     Prepaid expenses and other                       (   72,440)         5,866
  Inventory                                               12,817     (    5,301)
  Increase (decrease) in:
     Accounts payable and
     Accrued expense                                  (  787,912)       421,954
     Customer & security deposits                         46,803     (  153,267)
     Deferred Income                                   2,232,170            -0-
Net Cash flows provided by operating activities        2,536,081        825,949

Cash flows from investing activities:
  Cost of condominiums sold                            7,260,526            -0-
  Cost of condominium construction                    (2,697,513)           -0-
  Acquisition of and improvements to
  rental properties                                   (   78,431)    (1,920,600)
Net cash used in investing activities                  4,484,582     (1,920,600)

Cash flows from financing activities:
  Loan Origination Fee paid                           (    8,013)    (  155,613)
  Partner distributions paid                          (  478,302)    (  441,985)
  Repayment of long term borrowing                    (6,209,118)    (  369,763)
  Proceeds from long term borrowing                          -0-      1,927,789
Net cash flows used by financing activities           (6,695,433)       960,428
Net increase (decrease) in cash                          325,230        134,223
Cash December 31                                         414,944        162,263
Cash September 30                                        740,174         28,040

See Accompanying Notes to the Financial Statements

             FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                     NOTES TO FINANCIAL STATEMENT
                          SEPTEMBER 30, 1995
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all disclosures necessary for a fair presentation of the Partnership's financial position, results of operations and statements of cash flows in conformity with generally accepted accounting principles as set forth in the Partnership's form 10-K for the period ended December 31, 1994. In management's opinion, all adjustments have been made to the financial statements necessary for a fair presentation of interim periods presented.


NOTE 2 - RELATED PARTY TRANSACTIONS

The General Partner and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $783,090 were incurred during the third quarter of 1995. This compares to $600,326 of costs that were incurred during the third quarter of 1994. The increase in cost is primarily due to increases in payroll costs, health insurance premiums and reservation expense. An affiliate company, South Seas Resorts Company, Inc., pays the payroll and related benefits and charges them back to the Pink Shell. South Seas Resorts Company, Inc. also provides room reservation services for the resort. During the quarter, the Partnership incurred $109,678 in management fees in accordance with the Partnership agreement. This compares to $73,708 in management fees which were incurred during the third quarter of 1994.


NOTE 3 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position, including interest bearing deposits at September 30, 1995, was $740,174. This compares to its cash position of $414,944 at December 31, 1994. The Partnership's cash position at September 30, 1994, was $28,040.

For the nine months ended September 30, 1995, the Partnership's cash increased $325,230. The increase in cash was due to cash flow from operations of $152,850; cash outlays for capital improvements of $78,431; cash outlays for partner distributions of $478,302; net repayment of long term debt of $6,209,118; loan origination fees paid of $8,013 and an increase of cash due to the 42 unit condominium buildings of $6,946,244.

During the first quarter of 1995, the Partnership closed all 42 units on it's condominium project. The Partnership received gross proceeds of $9,618,593 from the sale of the 42 unit building. The Partnership expended an additional $2,672,349 in costs to fund the remaining construction of the building. These proceeds were used to pay down the construction loan in the amount of $5,230,758 and the first mortgage loan in the amount of $1,636,983 and the $700,000 loan from an affiliate. The Partnership received $1,523,558 in additional proceeds in order to fund the condominium project.

The Partnership intends to use this cash to make partner distributions, capital improvements to the properties and as working capital reserve. The Partnership's total investment in properties for its portfolio at September 30, 1995, was $23,601,390. This compares to its total property investment of $23,522,959 at December 31, 1994. Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties, that in management's opinion, will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

During 1994, the Partnership began construction on a 42 unit condominium building which was completed in February 1995. As of March 31, 1995, the Partnership had closed on all 42 units. The total sales price of the project was $9,618,593. The total cost of the project was $7,235,362 (which includes land and building allocations) resulting in a gain of $2,383,231. This gain will be reported under the sales lease back rules.

The Partnership has entered into long term leases with each of the 42 unit owners. This enables the Partnership to include the 42 units in its resort rental operation. The Partnership pays a minimum annual rental of $25,000 in 12 equal monthly installments. In addition, the Partnership pays the owner an amount by which 42.5% of the annual gross rental income generated by the lessee from the unit exceeds the amount of annual base rent paid. These leases expire at various times between December 31, 2000, and December 31, 2005.

In addition to the construction loan being paid off in the amount of $5,230,758, the first mortgage was also paid down by $1,636,983 and the $700,000 loan from an affiliate was paid off. The Partnership also paid down $164,935 of principal on the Pink Shell Resort's debt. Partnership debt as of September 30, 1995, was $9,394,161 as compared to $15,603,279 as of December 31, 1994 and $13,144,898 as of September 30, 1994.

Also during the nine months ended September 30, 1995, the Partnership paid $78,431 for improvements. These improvements were spent at the Pink Shell in order to refurbish the units and to meet Best Western requirements.

Results of Operations

The Partnership had net income of $541,809 for the nine months ended September 30, 1995. This compares with net loss of $27,250 for the nine month period ended September 30, 1994. The increase in net income was due to revenues increasing by $2,066,708, property operating expenses increasing by $1,544,396, real estate taxes decreasing by $22,046 interest expense decreasing by $81,441 and depreciation and amortization increasing by $56,740.

For nine months ended September 30, 1995, total rental revenue increased $1,891,380. Pink Shell's revenues increased $1,887,773 due to more units being available to rent. Room revenue increased $1,667,717, store revenue increased $199,390, and other revenues increased $20,666. Walsingham Commons revenues increased $3,607 due to an increase in occupancy and rental rate increases. The Partnership recognized $136,796 of income from the Condominium Building. For financial reporting purposes, the leases are treated as operating leases and, accordingly, the gain will be recognized over
the life of the leases.   Interest income increased $38,532 due to a
larger amount of funds being invested in short term Government Securities. The Pink Shell rented 8,826 more rooms in the first nine months of 1995 as compared to 1994 at an average daily rate of $141.85 verses $131.74.

For the nine months ended September 30, 1995, property operating expenses have increased by $1,544,396. The primary increases are in the operations of the Pink Shell. Guaranteed payments to owners have increased $645,200 as compared to the first nine months of 1994. This is due to the lease back agreements signed with the 42 unit condominium owners. Marketing expenses have increased $194,300 due to more units to market and Best Western affiliation fees. Reservations costs have increased $220,200 due to higher usage of travel agents, and reservation staff. Other operating expense increases are in relation to the increased occupancy and room revenue. The resort has moved to daily housekeeping in order to meet guest expectations and Best Western affiliation requirements.

Real Estate Taxes have decreased $22,046 to reflect a lower assessment at Walsingham Commons.

Interest expense decreased by $81,441 due to the Partnership having paid down its short term loan of $700,000 and by paying an additional amount on its first mortgage from the condominiums closing.

Depreciation and amortization have increased $56,740 because of additional assets being depreciated and loan costs being written off.

As of September 30, 1995, Walsingham Commons Shopping Center was 88% leased which includes the vacated Tandy Corporation space as occupied since they continue to pay rent. The center is actually 65% occupied. Management expects to continue to receive full lease payments until either a negotiated settlement or sub-lease is agreed to.

For the three months ended September 30, 1995, and 1994 rental income increased $561,014 and interest income increased $13,225. This increase is due to Pink Shell's revenues increasing $571,912 and Walsingham Commons decreasing $10,898. Pink Shell's revenues increased because the property had an additional 42 units to rent and the property was being renovated in 1994.

Property operating expenses have increased for the quarter by $499,785 primarily because of increased occupancy at the Pink Shell.

Real Estate Taxes have decreased $9,578 to reflect a lower assessment at Walsingham Commons.

Interest expense has decreased $61,078 due to the pay down of debt as of September 30, 1995. Partnership debt at September 30, 1995, was $9,394,161 and $13,144,898 at September 30, 1994.

Depreciation and amortization have increased $16,913 from the three months ended September 30, 1995, because of additional improvements being written off.

                                PART II
                           OTHER INFORMATION
             FLORIDA INCOME FUND III, LIMITED PARTNERSHIP



ITEM 1.   LEGAL PROCEEDINGS

          None


ITEM 2.   CHANGES IN SECURITIES

          None


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None


ITEM 5.   OTHER MATERIALLY IMPORTANT EVENTS

          None


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               None

          (b)  REPORTS ON FORM 8-K

               None

                               PART III
                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
MARINER CAPITAL MANAGEMENT, INC.
MANAGING GENERAL PARTNER
(Registrant)


November 8, 1995




11/6/95                            Lawrence A. Raimondi
                                   President and Director, and CEO
                                   Mariner Capital Management, Inc.
                                   (Principal Executive Officer)
                                   (SIGNATURE)




11/6/95                            Michael J. Scullion
                                   Secretary/Treasurer
                                   Mariner Capital Management, Inc.
                                   (Principal Financial and
                                     Accounting Officer)
                                   (SIGNATURE)