Form 10-K405
period 1995-12-31
FLORIDA INCOME FUND III LIMITED PARTNERSHIP
filed 1996-04-01
CIK 826498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1995

Commission File Number:

         33-19152

Exact name of Registrant as specified in its charter:

         Florida Income Fund III, Limited Partnership

State or other Jurisdiction of incorporation or orgainzation:

         Delaware

I.R.S. Employer Identification Number:

         65-0016187

Address of Principal Executive Offices:

         12800 University Drive, Ste 675
         Fort Myers, FL 33907

Registrant's Telephone Number, including Area Code:

         (941) 481-2011

Securities registered pursuant to Section 12(b) of the Act:

         None

Securities registered pursuant to Section 12(g) of the Act:

         None

The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                  FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                                FORM 10-K - 1995
                       CONTENTS AND CROSS REFERENCE INDEX

PART   ITEM                                                            FORM 10-K
 NO.   NO.                    DESCRIPTION                               PAGE NO.
- ----   ----                   -----------                              ---------
I       1     Business                                                         3

        2     Properties                                                   4 - 6

        3     Legal Proceedings                                                6

        4     Submission of Matters to a Vote of
              Security Holders                                                 6

II      5     Market for Registrant's Partnership
              Equity and Related Partner Matters                               7

        6     Selected Financial Data                                          7

        7     Management's Discussion and Analysis of
              Financial Condition and Results of Operations               8 - 11

        8     Financial Statements and Supplementary Data                11 - 29

        9     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                          30

III     10    Directors and Executive Officers of
              the Registrant                                             30 - 32

        11    Executive Compensation                                     32 - 34

        12    Security Ownership of Certain Beneficial
              Owners and Management                                           34

        13    Certain Relationships and Related Party
              Transactions                                                    34

IV      14    Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                                         35

              Signatures                                                      36

                                     PART I

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS - Florida Income Fund III, Limited Partnership, (the Partnership) is a Delaware Limited Partnership formed as of December 9, 1987, for the purpose of investing in a diversified portfolio of income-producing commercial and residential real estate properties primarily located in Southwest Florida. The Partnership's primary objectives are to preserve and protect the Partnership's original capital, obtain capital appreciation through increases in value of Partnership properties, realize capital gains from the sale of Partnership properties and provide distributable cash, a portion of which may not constitute taxable income.

There can be no assurance that these objectives will be achieved. The achievement of these objectives depends on many factors, including principally the ability of the Managing General Partner to manage it's properties successfully. The General Partners of the Partnership are Mariner Capital Management, Inc., a Florida corporation (Managing General Partner or Mariner) and MCD Real Estate, Inc., an Ohio corporation. For further information see Item
10. The primary market is the west coast of Florida. The intent has been to invest in more than one property in order to achieve a measure of diversification. The Partnership's original intent was to hold these properties as long-term investments. The Managing General Partner has chosen to invest primarily in the west coast of Florida because of its experience in dealing in real estate in this area. The west coast of Florida offers, in management's opinion, a competitive but growing economic base in which to meet its performance objectives.

The Partnership commenced an offering of $20,000,000 of units of limited partnership interest (the units) at $1,000 per unit (20,000 total units) on April 13, 1988, pursuant to a registration statement on Form S-11 under the Securities Act of 1933 (Reg. No. 33-19152) (Registration Statement). McDonald and Company Securities, Inc., an affiliate of MCD Real Estate, Inc., Morgan Keegan & Company, Inc. and J. J. B. Hilliard, W. L. Lyons, Inc., acted as the managing dealers of the offering. The Prospectus filed pursuant to Rule 424(B) and 424(C) under the Securities Act of 1933 (the Prospectus) was supplemented on December 30, 1988, The Prospectus and supplements are incorporated herein by reference to the extent necessary or appropriate. Pursuant to the terms of the offering, there was a right to offer for sale an additional 5,000 units. The Partnership sold an aggregate of $13,098,879 (net of discounts and commissions) (14,717 units) of Limited Partnership units.

The Partnership itself has no executive officers as employees. The Managing General Partner, which has responsibility for the management of the Partnership, has assigned certain individuals to devote as much time to the operations of the Partnership as deemed necessary. All these individuals serve the Partnership on a part-time basis. The Managing General Partner is a General Partner in other publicly and privately offered limited partnerships, including additional public partnerships with the same or similar investment objectives as the Partnership.

ITEM 2. PROPERTIES

The Partnership has purchased two properties. A brief description of these properties and the terms of the purchases by the Partnership follows:

         PINK SHELL RESORT - On December 30, 1988, the Partnership purchased from an unaffiliated seller, a 100% ownership interest in the Pink Shell Family Resort located on Fort Myers Beach, Florida. This property is located at 275 Estero Boulevard on Estero Island, Lee County, Florida. At time of purchase, the Pink Shell Resort contained 127 rentable units consisting of apartment units, condominium units and cottages, comprising a motel/resort operation. The property is situated on approximately twelve acres of land. At the time of purchase, there was a Planned Unit Development approved by Lee County which allowed for expansion of the resort to a maximum of 194 units. During 1990, the General Partners completed construction on a 60 unit motel building. In order to do this, 19 existing units were demolished. These additional 41 units brought the property up to 168 units, which were available for rent in 1991. Additional units were completed in 1995 and discussed later in this report.

         Amenities include three heated swimming pools, a general store, an outdoor restaurant, a pool bar, two tennis courts, shuffleboard courts, a 200 foot fishing pier, boat ramp, docks and 1,500 feet of frontage on both the Gulf of Mexico and on Mantanzas Pass, which is part of Estero Bay.

         The Partnership capitalized the following costs associated with the acquisition of the Pink Shell Resort:

                  Original Purchase Price                            $10,000,000
                  Acquisition Fee to General Partner                     500,000
                  Survey                                                   9,000
                  Appraisal                                                8,000
                  Intangible Tax                                          10,000
                  Other Closing Costs                                     25,644
                                                                     -----------
                              Total                                  $10,552,644
                                                                     ===========
         The purchase price of the Property, which included a non-compete agreement of $371,524; consisted of $5,478,736 cash at closing a $5,000,000 nonrecourse mortgage note given to the seller and two assumed mortgages totalling $73,908. The note called for monthly interest payments at an interest rate of 10% per annum with the principal due one year following closing. In 1989, the loan was extended at 11% per annum with the principal due January 31, 1991. On April 2, 1990, the Partnership borrowed $8,000,000 from a local financial institution which enabled it to pay off the seller, the two assumed mortgages as well as finish construction on the sixty-unit building. Current monthly payments are $78,409.05. In June 1994, the Partnership extended the loan at an interest rate of 11% until April 1, 2000, at which time the loan will balloon. The interest rate was changed to 10.5% on April 1, 1995.

         During 1991, the Partnership purchased two bay-front units from individuals for purchase prices of $300,000 and $200,000, respectively. The Partnership paid $100,000 cash and gave an interest only (10%) $200,000 note to the seller of one unit and paid $200,000 cash on the other. The loan which was to mature January, 1994 has been refinanced at a rate of 7%. Each March until maturity, a principal payment in the amount of $10,000 is due. The loan matures, with a balloon payment due, in January 1998.

         During 1995, the Partnership completed construction on a 42 unit condominium building. All 42 units were sold and closed in early 1995 and the construction loan in the amount of $6,200,000 was paid in full. The cost of the project was approximately $7,309,000 (which includes land and building allocations) resulting in a gain of $2,307,000. This gain has been reported under the full accrual method of accounting.
         The Partnership was required to demolish 7 cottages and discontinue use of 6 units in order to construct the new units. These are reported as a loss of disposal of fixed assets in 1994.

         The Partnership has entered into long term leases with each of the 42 owners. This enables the partnership to include the 42 new two bedroom, two bath units in its resort rental operation. Terms of these leases are as follows:

                  The Partnership pays each owner a minimum annual rental of $25,000 in 12 equal monthly installments. In addition, the Partnership pays the owner an amount by which 42.5% of the annual gross rental income generated by lessee from the unit exceeds the amount of annual base rent paid. The minimum base rents increase by $500 per year until the first year for which percentage rent is payable.

         The Partnership has executed 12 leases which expire December 31, 2000, 14 leases which expire December 31, 2002, and 16 leases which expire December 31, 2005.

         The future minimum payments associated with these leases is as follows:

                                            FUTURE
                                           MIN. LEASE            TOTAL
         EXPIRATION DATE      NO. UNITS     PAYMENTS            PAYMENT
         ---------------      ---------    ----------           -------
         December 21, 2000       12         $132,500           $1,590,000
         December 31, 2002       14          189,000            2,646,000
         December 31, 2005       16          277,500            4,440,000
                                                               ----------
                                                               $8,676,000
                                                               ==========

         Minimum lease payments are projected as follows:

                1996         $1,071,000        1998            $1,113,000
                1997          1,092,000        1999             1,134,000
                                               2000             1,155,000
                                            Thereafter         $3,111,000
                                                               ----------
                                                               $8,676,000
                                                               ==========

         The $8,000,000 first mortgage on the resort was paid down by $1,637,000, from proceeds from the condo unit sales, in 1995.

         WALSINGHAM COMMONS - Walsingham Commons Shopping Center consists of approximately 42,600 square feet of retail space, constructed in 1986, situated on 4.6 acres of land within a shopping center, in Largo, Pinellas County, Florida. Walsingham Commons Shopping Center includes an additional 120,300 square feet of anchor space owned by individual retailers, thus, making the total size of the shopping center 162,900 square feet. The retailers include, Albertson's Foods, (63,100), Scotty's hardware (32,200), Frank's Nursery (15,200), Barnett Bank (3,800), Long John Silver's (2,400) and Wags Restaurant (3,600). Although the Partnership did not purchase the above stores, they act as anchors, generating traffic to the shopping center.

         Walsingham Commons is located at the intersection of Ulmerton Road and Walsingham Road in Largo, Florida.

         The Partnership acquired Walsingham Commons on November 30, 1989, for all cash. The Partnership has capitalized the following costs associated with the acquisition of Walsingham Commons:

                  Contract Purchase Price                 $4,825,000
                  Acquisition Fee                            176,250
                  Closing Costs                               22,528
                                                          ----------
                                                          $5,023,778
                                                          ==========

         On May 16, 1990, the Partnership borrowed $3,200,000 on the Walsingham Commons Shopping Center with a life insurance company. This loan carries a fixed interest rate of 9.625%. The payment terms provide for monthly interest through June 1, 1997, at which time the principal is due.

         The property was 100% occupied at the time of purchase and was 66% and 65% occupied as of December 31, 1995 and 1994. The Partnership is receiving rent on 81% of the space because Tandy Corporation continues to pay rent on a vacated space. Tandy's lease is through November 1996.

         During 1995, management provided a provision for write down of Walsingham Commons of $1,236,502 to reflect the current net realizable value of the property.

ITEM 3. LEGAL PROCEEDINGS

The Partnership is not a party to nor is any of the Partnership's property the subject of any material pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS'S PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The units were not traded on any public market and it is not contemplated for these units to be traded on any public market in the future. As of December 31, 1995, there were 1,112 Limited Partners.

The Partnership commenced paying quarterly cash distributions in October 1988. During 1995, 1994 and 1993, the total cash distributions were $680,661, $589,155 and $1,084,503, respectively. The Partnership intends to distribute operating cash produced by the Partnership on a quarterly basis in 1996 and the upcoming years.

ITEM 6. SELECTED FINANCIAL DATA

                                           1995               1994               1993               1992                    1991
                                           ----               ----               ----               ----                    ----
Operating revenues (including
interest income of $53,663, $11,697,
$18,081, $25,392, and $29,641 for
1995, 1994, 1993, 1992 and 1991          11,477,902         6,765,804           $7,007,502        $ 6,413,296       $  5,395,077

Net income (loss)                         1,061,549          (755,983)             233,744            237,676           (359,806)

Net income (loss) per weighted
average Limited Partnership unit              71.40            (50.85)               15.72              15.99             (23.23)

Total assets                             19,590,595        29,078,498           22,607,756         23,102,524         22,865,266

Mortgages and notes payable               9,315,294        15,603,279           11,586,872         11,364,774         11,091,087

Distributions to Limited Partners           680,661           589,155            1,030,278            625,474            625,445

Distributions per Limited
Partnership unit                              46.25             40.03                70.01              42.50              42.50

Partners' equity                          8,923,677         8,542,789            9,887,927         10,738,686         11,126,484

Book value per Limited
Partnership unit                             608.91            583.74               674.63             728.91             755.42

Also, refer to Item #8 and the audited Financial Statements referred to herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY - The principal sources of the Partnership's liquidity are income from commercial rental real estate and a hospitality property purchased for the Partnership's portfolio (as described in Results of Operations), and the cash reserves held in interest-bearing accounts.

The Partnership has no loans coming due in 1996.

Management hopes to sell both Pink Shell Resort and Walsingham Commons over the next two or three years. The Pink Shell Resort will be offered for sale after the Partnership realizes the benefits of the expansion and many improvements that have been made there.

Management believes that 1996 distribution levels will be similar to 1995. All of the construction at Pink Shell Resort has been completed and rental property improvements are anticipated to be similar to 1995 ($134,460).

Other than as discussed above, Management is not aware of any trends or demands, commitments, events or uncertainties that will result, or are reasonable likely to result, in the Partnership's liquidity increasing or decreasing in any material way.

CAPITAL RESOURCES - As of December 31, 1995, the Partnership had $164,966 in cash and interest bearing deposits.

Rental Properties (net of accumulated depreciation of $3,658,502) were carried at $18,762,415. Property and equipment purchases of $134,460 were a result of refurbishing the cottages at the Pink Shell property. Walsingham Commons Shopping Center was written down by $1,236,502 to reflect market value of the asset.

The Partnership has entered into long term leases with the owners of the condominium units. These leases are more fully described in Item 2.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1995 AND 1994

During the years ended December 31, 1995 and 1994, the Partnership's principal sources of revenue were rental income of $7,618,033 and $5,564,685, interest income of $53,663 and $11,697, expense reimbursements from tenants of $122,303 and $112,012 and food and beverage revenue of $1,373,246 and $1,072,691, respectively. In 1995 the Partnership also recognized the gain on sale of the 42 unit building at the Pink Shell in the amount of $2,307,106. The gain was recognized in accordance with the full accrual method of accounting.

Rental income at the Pink Shell Resort increased $2,005,895 and Walsingham Commons increased $47,453. The increase at Pink Shell was due to more units available to rent and a stronger Florida tourism market. The increase at Walsingham Commons was due to stabilizing the occupancy in 1995.

During 1995 the Pink Shell rented an additional 13,321 rooms at an average daily rate of $132.24. The resort was able to achieve a 6% increase in average daily rate as compared to 1994. Construction on the 42 unit building was completed in early 1995 and the units were all sold and closed in the first quarter of 1995. The availability of these rooms contributed to the increase in the number of additional rooms rented in 1995.

Interest income increased due to more funds invested.

Food and beverage income increased at the Pink Shell by $300,555. This is due to more guests and higher occupancy being achieved by the property.

Property operating expenses increased by $1,948,972. This increase was attributed to Pink Shell's expenses increasing due to lease payments being made on the 42 unit condo building. These lease payments totaled $907,719. Marketing costs increased $183,660, room costs increased $563,145, Administrative and general expenses increased $228,453 of which $80,000 is due to management's increase of its insurance reserve. Other expenses increased $65,995. Operating expenses increased due to occupancy increasing by 32% from 41,395 rooms to 54,716.

Food and beverage expenses increased $59,466 due to more rooms being rented.

Interest expense decreased $186,697 due to the decrease in outstanding Partnership debt. The Partnership's outstanding debt at December 31, 1995, was $9,315,294 as compared to $15,603,279 at December 31, 1994. The decrease was attributable to the construction loan being paid off by $3,707,200, the loan from an affiliate decreasing $700,000 and principal pay downs of $1,880,785 on other outstanding debt.

Real Estate Taxes decreased due to the condo building being sold in February
1995.

Loss on disposal is a one time item that related to the demolition of seven cottage units in order to prepare the site for the 42 unit condominium building. The demolition occurred in 1994.

The loss on impairment of rental property is Management's provision to write down the book value of Walsingham Commons. Management believes that this reduction realistically reflects the net realizable value of the property.

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1994 AND 1993

During the years ended December 31, 1994 and 1993, the Partnership's principal sources of revenue were rental income of $5,564,685 and $5,821,880, interest income of $11,697 and $18,081, expense reimbursements from tenants of $112,012 and $124,176, food and beverage revenue of $1,072,691 and $1,037,896 and other income of $4,719 and $5,469, respectively. Rental income at the Pink Shell Resort decreased $222,588 and Walsingham Commons decreased $34,607. The decrease at Pink Shell was due to construction activity, less units available to rent and a softer Florida tourism market. The decrease at Walsingham Commons was due to vacancies that occurred in 1994.

Interest income decreased due to lower interest rates and lower funds invested.

Tenant reimbursement and other income decreased at Walsingham Commons due to vacancies that occurred in 1994.

Food and beverage income increased at the Pink Shell by $34,795.

Property operating expenses decreased at Walsingham Commons by $40,773 and increased at Pink Shell by $501,968. Insurance costs increased by $100,412, marketing expenses increased $68,533, salaries increased $129,961 due to the decision to go to daily housekeeping in order to comply with the Best Western requirements. Health insurance costs rose $51,135. Other increases were due to general resort operations. Insurance costs increased due to several workman's compensation claims being filed and also the settlement of general liability claims against the resort. During 1994, the resort also became affiliated with the Best Western Motel franchise. In order to bring the resort up to Best Western standards, the resort had to convert to daily house cleaning of all the units. Also marketing costs increased due to the Best Western affiliation and also in anticipation of leasing the 42 unit condominium building for 1995.

Food and beverage expenses increased $48,454 which was partially offset by the additional revenue gains.

Interest expense increased $45,454 due to an increase in borrowing. The Partnership's outstanding debt at December 31, 1994, was $15,603,279 as compared to $11,586,872 at December 31, 1993. The increase was attributable to the construction loan increasing $3,707,200, the loan from an affiliate increasing $700,000 and principal pay downs of $390,793.

Real Estate Taxes increased due to increases in millage rates assessed by the taxing authorities.

Loss on disposal is a one time item that related to the demolition of seven cottage units in order to prepare the site for the 42 unit condominium building. The demolition occurred in 1994.

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1993 AND 1992

During the years ended December 31, 1993 and 1992, the Partnership's principal sources of revenue were rental income of $5,821,880 and $5,480,411, interest income of $18,081 and $25,392, expense reimbursements from tenants of $124,176 and $136,410, food and beverage revenue of $1,037,896 and $767,099 and other income of $5,469 and $3,984, respectively. Rental income increased in 1993 due to higher room rates and occupancy at the Pink Shell Resort. Rental income increased in 1992 due to higher occupancy and average daily rates being achieved at the Pink Shell Resort.

Interest income decreased because the investors' funds were invested in properties. The revenue increases were offset, in part, due to increases in property operating expenses and interest expense. The increase in expenses was due primarily to the Partnership operating an additional 60 unit building at the Pink Shell. Interest expense increased due to the Pink Shell loan being fully drawn during 1992.

INFLATION - At the present time, inflation and changing prices have not had a significant impact on operations, however the impact on future operations is not currently determinable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of Independent Accountants dated February 19, 1996, the Balance Sheets of the Partnership as of December 31, 1995, and 1994 and the Statements of Operations, Statements of Partner's Capital and Statements of Cash Flows of the Partnership for each of the three years in the period ended December 31, 1995, as well as the Notes to Financial Statements and Schedule III and the Report of Independent Accountants there on, dated February 19, 1996, are set forth herein:

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Florida Income Fund III, Limited Partnership


We have audited the accompanying balance sheets of Florida Income Fund III, Limited Partnership, as of December 31, 1995 and 1994, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Income Fund III, Limited Partnership, as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.






COOPERS & LYBRAND LLP
Fort Myers, Florida
February 19, 1996

FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
BALANCE SHEETS
December 31, 1995 and 1994

           ASSETS                                                  1995                1994
                                                                   ----                ----
CURRENT ASSETS
   Cash and cash equivalents                                 $    164,966        $    414,944
   Restricted cash                                                      0           1,899,357
   Accounts receivable, trade                                     351,231             205,433
   Notes receivable                                                 3,038               3,795
   Inventory                                                       58,311              67,373
   Prepaid expenses and other                                     169,346             133,428
                                                             ------------        ------------
      Total current assets                                        746,892           2,724,330
                                                             ------------        ------------

WORK IN PROGRESS, condominium
  units under contracts for sale                                        0           5,686,698
                                                             ------------        ------------

RENTAL PROPERTIES, net                                         18,762,415          20,555,638
                                                             ------------        ------------

INTANGIBLE ASSETS
   Deferred loan and organizational costs, net                     81,288             111,832
                                                             ------------        -------------
      Total assets                                          $  19,590,595       $  29,078,498
                                                             ============        =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Current maturities of mortgages payable-unaffiliated      $    348,033       $      96,443
   Current maturities of mortgages payable-affiliated                   0             700,000
   Accounts payable, trade                                        401,490           1,156,198
   Accounts payable, construction                                       0           1,123,685
   Accrued expenses                                               415,822             370,349
   Due to general partner                                               0              25,000
   Customer and security deposits, rentals                        534,312             357,841
   Customer  deposits, condominium units                                0           1,899,357
                                                             ------------        ------------
      Total current liabilities                                 1,699,657           5,728,873
                                                             ------------        ------------

MORTGAGES PAYABLE, less current maturities-unaffiliated         8,967,261          14,806,836
                                                             ------------       ------- -----
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
   General partners                                               (37,551)            (48,166)
   Limited partners, 20,000 limited partnership units
     authorized; 14,717 issued and outstanding                  8,961,228           8,590,955
                                                             ------------        ------------

      Total partners' capital                                   8,923,677           8,542,789
                                                             ------------        ------------
      Total liabilities and partners' capital               $  19,590,595       $  29,078,498
                                                             ============        ============
RM80

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
years ended December 31, 1995, 1994 and 1993



                                                                       1995            1994             1993
                                                                       ----            ----             ----
Revenues
   Rental income                                                  $     7,618,033   $   5,564,685   $  5,821,880
   Food, beverage and retail income                                     1,373,246       1,072,691      1,037,896
   Interest income                                                         53,663          11,697         18,081
   Tenant reimbursements                                                  122,303         112,012        124,176
   Other income                                                             3,551           4,719          5,469
   Gain on sale of condominium units                                    2,307,106               0              0
                                                                 ----------------   -------------    -----------

                                                                       11,477,902       6,765,804      7,007,502
                                                                 ----------------   -------------    -----------
Expenses
   Property operating expenses                                          6,313,848       4,364,876        3,903,681
   Cost of food, beverage and retail sales                                803,585         744,119          695,665
   Depreciation and amortization                                          691,182         639,396          641,968
   Interest expense                                                     1,086,357       1,273,862        1,226,555
   Interest expense-affiliated                                             19,044          18,236           20,250
   Property taxes                                                         265,835         289,164          285,639
   Loss on disposal of fixed assets                                             0         192,134                0
   Loss on impairment of rental property                                1,236,502               0                0
                                                                 ----------------   -------------     ------------

                                                                       10,416,353      7,521,787         6,773,758
                                                                 ----------------   -------------    -------------

      Net income (loss)                                           $     1,061,549   $   (755,983)   $      233,744
                                                                 ================    ============    =============

Net income (loss) allocated to general partner                    $        10,615   $     (7,560)   $        2,337
                                                                 ================   =============    =============

Net income (loss) allocated to limited partners                   $     1,050,934   $   (748,423)   $      231,407
                                                                 ================   =============    =============

Net income (loss) per limited partner unit                        $         71.40   $     (50.85)   $        15.72
                                                                 ================   =============    =============

Distributions per limited partner unit                            $         46.25   $      40.03    $        70.01
                                                                 ================   =============    =============

Weighted average limited partner units outstanding                         14,717         14,717            14,717
                                                                 ================   =============    =============

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL
years ended December 31, 1995, 1994, and 1993



                                  GENERAL           LIMITED
                                  PARTNERS          PARTNERS          TOTAL
                                  --------          --------          -----
Balances, January 1, 1993      $    11,282        $ 10,727,404      $ 10,738,686

   Distributions                   (54,225)         (1,030,278)       (1,084,503)

   Net income                        2,337             231,407           233,744
                               -----------       -------------      ------------

Balances, December 31, 1993        (40,606)          9,928,533         9,887,927

   Distributions                         0            (589,155)         (589,155)

   Net income                       (7,560)           (748,423)         (755,983)
                               ------------      --------------      ------------

Balances, December 31, 1994        (48,166)           8,590,955        8,542,789

   Distributions                         0             (680,661)        (680,661)

   Net income                       10,615            1,050,934        1,061,549
                               ------------     ---------------      -----------

Balances, December 31, 1995    $   (37,551)       $   8,961,228      $ 8,923,677
                               ============     ===============      ===========
RM80


The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
years ended December 31, 1995, 1994 and 1993


                                                                          1995               1994              1993
                                                                          ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $   1,061,549       $    (755,983)    $      233,744
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
      Gain on sale of condominium units                               (2,307,106)                  0                  0
      Loss on disposal of fixed assets                                         0             192,134                  0
      Loss on impairment of rental property                            1,236,502                   0                  0
      Depreciation                                                       691,197             639,396            641,968
      Amortization of loan costs                                          40,343              75,805             28,906
      (Increase) decrease in:
        Accounts receivable                                             (145,798)            (31,907)            46,479
        Notes receivable                                                     757              11,440             28,574
        Inventory                                                          9,062              (8,392)            (2,972)
        Prepaid expenses and oher                                        (35,918)             69,424            (86,266)
        Restricted cash                                                1,899,357          (1,899,357)                 0
      Increase (decrease) in:
        Accounts payable-trade and accrued expenses                     (709,235)            837,795            117,311
        Customer and security deposits, rentals                          176,471             (52,364)           (17,418)
        Customer deposits, condominium units                          (1,899,357)          1,899,357                  0
                                                                   ----------------  ----------------  ----------------
           Net cash provided by operating activities                      17,824             977,348            990,326
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of condominium units                             7,719,236                   0                  0
   Work in progress, condominium units                                  (849,117)         (3,416,427)          (371,127)
   Rental property improvements and purchases of
     equipment                                                          (134,476)           (668,025)           (63,574)
                                                                   ----------------  ----------------  ----------------
          Net cash provided by (used in) investing activities          6,735,643          (4,084,452)          (434,701)
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Repayment) proceeds of cash advanced by general
        partner                                                          (25,000)             25,000             34,000
   Repayment of cash advanced by general partner                               0             (34,000)                 0
   Proceeds of borrowings from unaffiliated companies                      6,822           3,707,200                  0
   Proceeds of borrowing from affiliates                                       0             700,000            300,000
   Repayment of borrowings from unaffiliated companies                (5,594,807)            (90,793)           (77,902)
   Repayment of borrowings to affiliates                                (700,000)           (300,000)                 0
   Loan origination fees paid                                             (9,799)            (58,467)                 0
   Partner distributions paid                                           (680,661)           (589,155)        (1,084,503)
                                                                   ----------------  ----------------  ----------------
          Net cash provided by (used in) financing activities         (7,003,445)          3,359,785           (828,405)
                                                                   ----------------  ----------------  ----------------
Net increase (decrease) in cash and cash equivalents                    (249,978)            252,681           (272,780)
Cash and cash equivalents at beginning of year                           414,944             162,263            435,043
                                                                   ----------------  ----------------  ----------------

Cash and cash equivalents at end of year                          $      164,966      $      414,944   $        162,263
                                                                   ================  ================   ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the year for interest                         $    1,102,243      $    1,216,293   $      1,290,848
                                                                   ================  ================  ================

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       ORGANIZATION

          Florida Income Fund III, Limited Partnership (the Partnership) was formed on December 9, 1987, by the filing of a Certificate and Agreement of Limited Partnership (Partnership Agreement) under the laws of the State of Delaware. The general partners, MCD Real Estate, Inc. (MCD) and Mariner Capital Management, Inc. (MCM), also the managing general partner, contributed $20,000 and the initial limited partner contributed $5,000 in the initial capitalization of the Partnership. The Partnership was formed for the purpose of investing in a diversified portfolio of income-producing commercial and residential real estate properties located in Florida. The Partnership owns the Mariner's Pink Shell Beach and Bay Resort and Walsingham Commons (a portion of a retail shopping center).

       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A summary of the significant accounting policies of the Partnership follows:

          RENTAL INCOME: The Partnership leases space in its retail centers. These leases range from one to ten years and include provisions for minimum rent increases at stated amounts or the Consumer Price Index. Rental income is recognized by amortizing the total contract minimum rent on a straight-line basis over the life of the lease. The difference between rental income recognized and actual rental receipts is accumulated and included in prepaid expenses and other in the accompanying balance sheets.

          ALLOCATION OF NET INCOME (LOSS): In accordance with the Partnership Agreement, net income (loss), prior to recoupment is allocated one percent (1%) to the general partners and ninety-nine percent (99%) to the limited partners as a class. Upon reaching certain operating results and prior to recoupment, net income (loss) is allocated five percent (5%) to the general partners and ninety-five percent (95%) to the limited partners as a class. Subsequent to recoupment, income
          (loss) is allocated twenty percent (20%) to the general partners and eighty percent (80) to the limited partners as a class.

          RENTAL PROPERTIES: Depreciation is computed principally under the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are included in operating expenses and improvements are capitalized.

          Upon the sale or retirement of depreciable assets, the cost and related accumulated depreciation are removed from the accounts and the difference between the carrying value and any proceeds realized on sale is included in the determination of net income (loss).

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          RENTAL PROPERTIES, CONTINUED

          The Partnership adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) on January 1, 1995. The Statement requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In assessing recoverability, estimates of future cash flows expected to result from the use of the asset and its eventual disposition should be used. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss should be recognized based on the value of the asset Management has reviewed its property holdings and believes that an impairment of the Walsingham Commons property exists. A loss of approximately $1,237,000 on impairment of the Walsingham Commons property has been recognized in the year ended December 31, 1995.

          INTANGIBLE ASSETS: Certain organizational costs, including legal and professional fees, incurred in organizing the Partnership have been capitalized and are amortized using the straight-line method over sixty months. These are fully amortized at December 31, 1993.

          DEFERRED LOAN COSTS: Loan costs incurred from financing the various property acquisitions have been capitalized at cost and are being amortized over the lives of the related loans. Amortization of loan costs is included with interest expense in the statement of operations.

          INCOME TAXES: The accompanying financial statements do not show a provision or liability for Federal or State income taxes because the partners are taxed individually on their share of Partnership earnings.

          INVENTORIES: Inventories are stated at the lower of cost or market value, determined using the first-in, first-out (FIFO) method.

          PER UNIT INCOME (LOSS): Per unit income (loss) is based on the weighted average number of units outstanding for the periods ended December 31, 1995, 1994 and 1993.

          CASH EQUIVALENTS: For purposes of the statement of cash flows, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

          PROFIT RECOGNITION ON CONDOMINIUM UNIT SALE: The Partnership has recognized a gain of approximately $2,300,000 on the sale-leaseback of the Pink Shell condominiums by the full accrual method in the year ending December 31, 1995 in accordance with the provisions of Statement of Financial Accounting Standards
          No. 98, "Accounting for Leases", and Statement of Financial Accounting Standards No. 66, "Accounting for Sales of Real Estate".

       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          FAIR VALUE OF FINANCIAL INSTRUMENTS: Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Partnership disclose estimated fair values of financial instruments. The recorded value for cash and cash equivalents approximates fair value because of the short maturity of these instruments. The fair value of the Partnership's short- and long-term notes and mortgages payable at December 31, 1995, based upon market rates, approximates the amounts disclosed in Footnote 4.

          MANAGEMENT'S USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          RECLASSIFICATIONS: Certain amounts in the 1994 and 1993 financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on the net income or partners' capital previously reported.



2.     CONDOMINIUM UNITS:

       At the Pink Shell Resort site, the Partnership constructed a 42-unit condominium complex which has been sold and leased back to the Partnership as of December 31, 1995. The Partnership received a certificate of occupancy in February 1995 with closing on the condominium units occurring in February and March 1995.

       All 42 owners have entered into 5 to 10 year leases with the Partnership. The leases state that the lessee shall pay the owner a base annual rent equal to $25,000 payable in 12 equal monthly installments. Lessee shall also pay the owner the amount by which 42.5% of the annual gross rental income generated by the lessee from the unit exceeds the amount of the annual base rent paid. Base rent under this agreement shall increase by $500 per year until the first year for which percentage rent is payable. Thereafter there shall be no further increases in base rent during the lease term (See also Note 6 - Lease Commitments).

       Deposits made in accordance with the sales contracts on the 42 units of $1,849,850, together with interest of $49,507, were held in escrow in accordance with the Partnership's construction loan agreement and are included in restricted cash at December 31, 1994.

       Total closing proceeds from the sale of the 42 unit condominium complex in the year ended December 31, 1995 was approximately $9,573,000. The cost of the condominium complex was approximately $7,138,000 (including capitalized interest of $36,088 and $114,154 in 1995 and 1994, respectively). Selling expenses totaled $173,555, resulting in a gain of $2,307,106. Closing proceeds were used to pay down related mortgages and notes by approximately $6,283,000.

3.     RENTAL PROPERTIES:

       Rental properties consisted of the following at December 31:

                                                            1995            1994
                                                            ----            ----
        Land                                         $     6,751,181   $     6,751,181
        Buildings, improvements and equipments            16,906,238        16,771,778
        Valuation allowance                               (1,236,502)                0
                                                    ----------------  ----------------
                                                          22,420,917        23,522,959
        Accumulated depreciation                          (3,658,502)       (2,967,321)
                                                    ----------------  ----------------

                                                     $    18,762,415   $    20,555,638
                                                    ================  ================

       Depreciation expense was $691,182, $639,396 and $636,768 for 1995, 1994 and 1993, respectively.

       The leases at Walsingham Commons are noncancelable leases. Based on the terms of the leases in existence at December 31, 1995, future minimum annual rentals to be received under these leases over the next five years, and in the aggregate, will be approximately as follows:

              1996                      $ 315,639
              1997                        163,602
              1998                         80,092
              1999                         45,491
              2000                              0
                                       -----------
                                        $ 604,824
                                       ===========

       The above schedule includes approximately $90,245 due from McDuff's Electronics (McDuff's), a division of Tandy Corporation (Tandy). McDuff's lease is guaranteed by Tandy, although the lease includes a provision allowing termination if occupancy drops below 60% for a six-month period. McDuff's has vacated but is continuing its payments under the lease until November 1996. Management expects to continue to receive full lease payments until either a negotiated settlement or sub-lease is agreed to or Walsingham Commons' occupancy drops below 60% occupancy. Occupancy at December 31, 1995 is 65%. Management believes it will be successful in keeping occupancy above the 60% level.

4.     DEFERRED LOAN COSTS:

       Deferred loan costs at December 31 are as follows:

                                             1995              1994

        Deferred loan costs          $       267,845   $       301,578

        Accumulated amortization           (186,557)         (189,746)
                                    ----------------  ----------------
                                     $        81,288   $       111,832
                                    ================  ================

       Additions to deferred loan costs relate to modifications of note terms and other refinancing transactions during the years ended December 31, 1995 and 1994. Certain loan costs became fully amortized during the years ended December 31, 1995 and 1994 and, therefore, were written off. Amortization expense was $38,556, $32,273, and $34,107 for 1995, 1994, and 1993, respectively.

5.     MORTGAGES AND NOTES PAYABLE:

       Mortgages and notes payable consisted of the following at December 31:

                                                                                       1995              1994
        Unaffiliated debt:
           Note and mortgage payable to banks:
              Mortgage payable to a bank, monthly payment of $78,409
                including interest at 10.5%, final payment due April 2000        $     5,929,597   $     7,805,439

              Construction loan payable to a bank, interest only payable monthly at prime plus 1.25%, collateralized by condominium units under construction, final payment of the unpaid
                principal balance made March 1995                                              0         3,707,200
                                                                                ----------------  ----------------
                   Total note and mortgage payable to banks                            5,929,597        11,512,639
                                                                                ----------------  ----------------

           Other mortgages and notes payable:
              Mortgage payable to an insurance company, interest only
              monthly payments of $25,666 at 9.625%, principal due
              June 1997                                                                3,200,000         3,200,000

              Mortgage payable to individual, quarterly interest payments at
                7%, principal payments of $10,000 every March, final
                balloon payment of $160,000 plus interest due January 1998               180,000           190,000

              Note payable to finance company, monthly payments of $315
                including interest at 6%, final payment due October 1997                   5,697                 0

              Note payable to finance company, monthly payments of $287
                including interest at 10%, final payment made February 1995                    0               640
                                                                                ----------------  ----------------

                Total other mortgages and notes payable                                3,385,697         3,390,640
                                                                                ----------------  ----------------

         Affiliated debt:
           Notes payable to affiliates:
              Revolving loan payable to affiliate, quarterly interest payments
                14% until January 31, 1995. 13% interest rate thereafter
                with final payment of the unpaid principal balance made
                March 1995                                                                     0           700,000
                                                                                ----------------  ----------------


                   Total notes and mortgages payable                                   9,315,294        15,603,279

           Less current maturities                                                      (348,033)         (796,443)
                                                                                ----------------  ----------------

                   Total long term debt less current maturities                  $     8,967,261   $    14,806,836
                                                                                ================  ================

       Long-term debt less current maturities is scheduled to mature approximately as follows:

              1997                     $     3,583,573
              1998                             572,316
              1999                             457,754
              2000                           4,353,618
                                      ----------------
                                        $    8,967,261
                                      ================

       The Mariner's Pink Shell Beach and Bay Resort and Walsingham Commons properties are pledged as collateral for mortgages. The rents and receivables related to Walsingham Commons are also pledged as collateral.



6.     LEASE COMMITMENTS:

          The Partnership has entered into five to ten year operating leases with 42 condominium owners at the Pink Shell Resort property. The estimated future minimum lease payments associated with these operating leases are as follows:

              1996                         $     1,071,000
              1997                               1,092,000
              1998                               1,113,000
              1999                               1,134,000
              2000                               1,155,000
              Thereafter                         3,111,000
                                          ----------------
                                           $     8,676,000
                                          ================

          Lease expense for the years ending December 31, 1995, 1994 and 1993 was $907,719, $14,325 and $13,725, respectively.



7.     RELATED PARTY TRANSACTIONS:

       The Partnership participated in the following related party transactions:

          The general partners and their affiliates are also entitled to receive compensation for leasing and management fees in an amount not to exceed 5% of gross revenues from residential Partnership properties or 6% of gross revenues produced by commercial Partnership properties. Total management fees of $555,259, $405,902 and $421,529 were incurred for the years ending December 31, 1995, 1994 and 1993, respectively.

          The general partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees and officers of a general partner or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Expenses amounting to $2,878,501, $3,332,049 and $1,272,492 were incurred during the years ending December 31, 1995, 1994 and 1993, respectively. Effective July 1, 1993, the employees of the Pink Shell Beach and Bay Resort become employees of Mariner Group, Inc. (parent of MCM), which pays the payroll and related benefits and charges the cost back to Pink Shell.

          Amounts due from and to the general partner and its affiliates arising from normal business operations are included in account balances as follows at December 31:

                                                     1995              1994
           Accounts receivable                 $      15,819   $        35,000
           Accounts payable, trade                     5,352           708,589
           Accounts payable, construction                  0           570,292
           Accrued expenses                           96,085            80,855


REPORT OF INDEPENDENT ACCOUNTANTS






Our report on the financial statements of Florida Income Fund III, Limited Partnership, is included on page 12 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 35 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






COOPERS & LYBRAND LLP
Fort Myers, Florida
February 19, 1996

                  FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER, 31, 1995

  COL. A              COL. B             COL. C                       COL. D             COL. E

                                                               COST CAPITALIZED       GROSS AMT AT WHICH
                                      INITIAL COST              SUBSEQUENT TO           CARRIED AT CLOSE
                                     TO PARTNERSHIP               ACQUISITION                OF PERIOD

                                               BLDGS. &                  CARRYING                 BLDGS &
DESCRIPTION         ENCUMBRANCES     LAND   IMPROVEMENTS   IMPROVEMENTS   COSTS      LAND       IMPROVEMENTS      TOTAL
- -----------         ------------   -------- ------------   ------------   -----      ----       ------------    ---------
Pink Shell Resort
Ft. Myers, FL        $ 5,767,261  $4,942,431   $3,933,139  $ 9,698,725   $ -0-    $4,942,431   $13,631,864     $18,574,295

Walsingham Commons
Shopping Center                                                    (a)                                 (a)
Largo, FL            $ 3,200,000  $1,808,750   $3,215,028  $    59,346   $ -0-    $1,808,750   $ 2,037,872     $ 3,846,622

TOTALS               $ 8,967,261  $6,751,181   $7,148,167  $ 9,758,071   $ -0-    $6,751,181   $15,669,736     $22,420,917
                     ===========  ==========   ==========  ===========   =====    ==========   ===========     ===========



                     COL. F         COL. G      COL. H             COL. I

                                                                LIFE IN WHICH
                                                               DEPRECIATION IN
                                   DATE OF                      LATEST INCOME
                   ACCUMULATED     CONSTR        DATE           STATEMENT IS
DESCRIPTION        DEPRECIATION    UCTION      ACQUIRED           COMPUTED
- -----------        ------------    -------     --------        ---------------
Pink Shell Resort                  1954-
Ft. Myers, FL      $ 3,004,007     1973         1988             31.5 years

Walsingham Commons
Shopping Center
Largo, FL          $   654,495     1986         1989             31.5 years

TOTALS             $ 3,658,502
                   ===========

SEE ACCOMPANYING NOTES TO SCHEDULE III

(a) This includes a provision for write down of $1,236,502 to reflect the current net realizable value made by management in 1995.

                  FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1995
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

Balance as of 12/31/92                                            $23,804,160
                                                                  -----------
    Additions During 1993:
         Acquisitions through foreclosures          $        0
         Other Acquisitions                                  0
         Improvements, Etc.                            434,702
         Other                                               0        434,702
                                                    ----------

    Deductions During Period:
         Cost of real estate sold                   $        0
         Reclassify to Condominium Units              (371,127)      (371,127)
                                                    ----------    -----------

Balance as of 12/31/93                                            $23,867,735
                                                                  -----------
    Additions During 1994:
         Acquisitions through foreclosures          $        0
         Other Acquisitions                          1,198,116
         Improvements, etc.                                  0
         Other                                               0      1,198,116
                                                    ----------
Deductions During Period:
         Cost of real estate sold                  ($  237,342)
         Reclassify to Condominium Units           ( 1,305,550)   ( 1,542,892)
                                                    ----------    -----------

Balance as of 12/31/94                                            $23,522,959

    Additions During 1995:
         Acquisitions through foreclosures          $        0
         Other Acquisitions
         Improvements, etc.                            134,460
         Impairment of Value                        (1,236,502)   ( 1,102,042)
                                                    ----------    -----------
Balance as of 12/31/95                                            $22,420,917
                                                                  ===========

                  FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1995
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

Balance as of 12/31/92                                    $1,736,365

    Depreciation expense for 1993        $636,768            636,768
                                         --------         ----------

Balance as of 12/31/93                                     2,373,133

    Depreciation expense for 1994         639,396

    Less accumulated depreciation
    on cottages abandoned                 (45,208)           594,188
                                         --------         ----------

Balance as of 12/31/94                                     2,967,321

    Depreciation expense for 1995         691,181            691,181
                                         --------         ----------

Balance as of 12/31/95                                    $3,658,502
                                                          ==========

                   FLORIDA INCOME FUND III LIMITED PARTNERSHIP
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1995
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

(A) The aggregate cost of land and buildings is the same for Federal Income Tax purposes.

(B) Included in the acquisition of 1989 and 1988 are $176,250 and $500,000 of acquisition fees and expenses payable to the General Partner in connection with acquiring the property.

(C)       See Note 1 to the Financial Statements for depreciation method.

(D) See Note 5 to the Financial Statements for further information on debt obligations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (A) AND (B) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Partnership, as an entity, does not have any directors or officers. The Managing General Partner is Mariner Capital Management, Inc. (located at 12800 University Dr., Ste 675, Fort Myers, Florida 33907), a Florida corporation formed for the purpose of becoming the general partner in limited partnerships formed principally to invest in real estate. The Managing General Partner is a wholly owned subsidiary of The Mariner Group, Inc., an Ohio corporation (referred to herein as "Mariner Group"). The executive officers/directors of the Managing General Partner as of December 31, 1994, were as follows: Robert M. Taylor, Timothy R. Bogott, Lawrence A. Raimondi and Michael J. Scullion.

Each of the officers named above, except Michael J. Scullion, has served as an officer of the Mariner Capital Management, Inc., since its incorporation on July 11, 1983. Michael J. Scullion replaced Richard S. McKinlay as a Secretary/ Treasurer as of September 1, 1987.

MCD Real Estate, Inc. (locate at 2100 Society Building, Cleveland, Ohio 44114) (referred to herein as "MCD") is a Co-General Partner. MCD is an Ohio corporation and a wholly owned subsidiary of McDonald & Company Securities, Inc., the Managing Dealer of the offering. McDonald & Company Securities, an Ohio corporation, is a wholly owned subsidiary of McDonald & Company Investments, Inc., a publicly-traded Delaware corporation listed on the New York Stock Exchange. MCD was formed in February of 1981 for the principal purpose of becoming the general partner of limited partnerships formed to provide equity financing for various real estate projects. The directors and officers of MCD as of December 31, 1994, were as follows: James C. Redinger, Thomas M. O'Donnell, Richard R. Cundiff III, and Gordon A. Price.

          (C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

          Not applicable

          (D) FAMILY RELATIONSHIP

          Not applicable

          (E) BUSINESS EXPERIENCE

          ROBERT M. TAYLOR: Age 54, is Chairman of the Board and a Director of the Managing General Partner. He founded Mariner Group in 1971 and served as its President until his election as Chairman and Chief Executive Officer of Mariner Group in 1979. He also serves as an officer or director of various other Affiliates of Mariner Group. Mr. Taylor is a Director of Acme-Cleveland Corporation, Cleveland, Ohio, a manufacturer of machine tools; Barnett Bank of Fort Myers, Fort Myers, Florida; MIL- COM Electronics Corporation, San Antonio, Texas; Florida Council of 100; the Fort Myers Chamber of Commerce, and Chairman of the Business Development Corporation of Southwest Florida, Fort Myers, Florida. Since 1971, Mr. Taylor has directed the completion of over 30 real estate developments in Lee County, Florida. Prior to 1971, Mr. Taylor was a management consultant employed by McKinsey & Company, Inc., Cleveland, Ohio.

          TIMOTHY R. BOGOTT: Age 49, is a Director and the former President of the Managing General Partner. He was involved in all aspects of the organization and management of Florida Income Fund, L.P., Florida Income Fund II and Florida Income Fund III until January 1994 when he became President of South Seas Resorts Company. He joined Mariner Group in 1976 and has held the positions of Project Manager and Director of Administration and Secretary/Treasurer. Prior to 1976, Mr. Bogott was employed as an Assistant Vice President of Palmetto Federal Savings and Loan Association, Fort Myers, Florida (1974-1976) and held various management positions with the First National Bank of Fort Myers (1970-1974). Mr. Bogott was elected Secretary/Treasurer of Mariner Group in 1979 and Vice President -Finance in 1983. Mr. Bogott is also President of Mariner Capital Investment Corporation and is an officer or director of various other Affiliates of Mariner Group.

          LAWRENCE RAIMONDI: Age 48, is President and Director of the Managing General Partner. He became President in January 1994 after serving as Executive Vice President in charge of property acquisitions and financing of partnership debt. He was involved in all property acquisitions for Florida Income Fund, L.P., Florida Income Fund II and Florida Income Fund III. He joined Mariner Group in 1981 and served as Director of Project Finance until joining the general partner. He was employed in the Real Estate Department of Mellon Bank from 1969 to 1981 in various capacities with his most recent position being a Commercial Mortgage Officer.

          MICHAEL SCULLION: Age 40, is the Secretary/Treasurer of the Managing General Partner. Mr. Scullion has been a Certified Public Accountant since 1981. He is a member of the American Institute of Certified Public Accounts (AICPA), and a member of the Florida Institute of Certified Public Accountants (FICPA). Mr. Scullion joined Mariner Group in 1983. Mr. Scullion was employed by Coopers & Lybrand, CPA's (1980-1983) prior to that time.

          JAMES C. REDINGER: Age 59. Mr. Redinger joined McDonald & Company (a partnership that transferred all of its assets to McDonald & Company Securities, Inc.) in March 1974, becoming a partner in 1977, working in the area of corporate underwriting and syndication of real estate and oil and gas ventures. He has had extensive experience in site selection, cost projections of both commercial and residential real estate projects and the syndication of such projects through limited partnerships. Mr. Redinger has served as Chairman of the District Nine Committee of the National Association of Securities Dealers, Inc., is a Vice President and a Director of MCD Oil and Gas Company, Inc., a Director of McDonald & Company Venture Capital, Inc., a Director of McDonald & Company Securities, Inc., and a Managing Director of McDonald & Company Securities, Inc.

          THOMAS M. O'DONNELL: Age 60. Mr. O'Donnell joined McDonald & Company in 1965 in the Corporate Finance Department. Mr. O'Donnell became a partner of McDonald & Company in 1968 and has been a member of its Policy Committee since 1971. Mr. O'Donnell is a Chartered Financial Analyst and a member of the Cleveland Society of Security Analysts. Mr. O'Donnell is a director of Seaway Food Town, Inc., Maumee, Ohio, a grocery retailer. Mr. O'Donnell is Chief Executive Officer and Chairman of the Board of McDonald & Company Investments, Inc., Chief Executive Officer and Chairman of the Board of McDonald, which operates an insurance agency; a Director of MCD Oil & Gas Company, Inc., a Director of McDonald & Company Venture Capital, Inc.; and a Director of McDonald Financial Services.

          RICHARD R. CUNDIFF, III: Age 36. Mr. Cundiff joined McDonald & Company in December 1982 and has assisted in the development of the Real Estate and Specialty Finance Department. Specializing in real estate and oil and gas investment banking, his responsibilities include structuring, marketing and monitoring investments in these particular areas. Mr. Cundiff is a First Vice President of McDonald & Company.

          GORDON A. PRICE: Age 48. Mr. Price has been a Managing Director and Chief Financial Officer of McDonald since April 1987. Prior thereto he was Senior Vice President and Assistant Treasurer of McDonald. Mr. Price is also an officer and director of various other affiliates of MCD.

          (F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

          No director or officer of the Managing General Partner was involved in any event during the past five years which would be responsive to this question.

ITEM 11. EXECUTIVE COMPENSATION

          (A) CURRENT REMUNERATION OF GENERAL PARTNERS, THEIR DIRECTORS AND OFFICERS

          No direct remuneration was paid or payable by the Partnership for the period ended December 31, 1995, to directors or officers of the General Partners. During the period ended December 31, 1995, no remuneration, direct or indirect, was paid to affiliates of the General Partners, except:

          The General Partners and their affiliates are also entitled to receive compensation for leasing and management fees in an amount not to exceed 5% of gross revenues from residential Partnership properties or 6% of gross revenues produced by commercial Partnership properties. During 1995, 1994 and 1993, $555,259, $405,902 and $421,529 were charged to the Partnership.

          The General Partners and their affiliates are also entitled to reimbursement for the actual cost to the General Partners or their affiliates of goods, materials and services used for or by the Partnership and obtained from unaffiliated entities and the cost of services performed by officers and employees of the General Partners and their affiliates which could be performed directly for the Partnership by independent parties. During 1995, 1994 and 1993, $2,878,501, $3,332,049 and $1,272,492 were charged to the Partnership for these services of which $101,437, $117,256 and $1,359,736 were included in accounts payable and accrued expenses at December 31, 1995, 1994, and 1993 respectively. A portion of this amount is for the payment of insurance premiums which are collected by Mariner Group, Inc. (for all Mariner affiliates) and paid to the carrier on behalf of Florida Income Fund III. The balance is for reimbursement for on-site property management personnel and for reimbursement of other costs for services performed by the General Partner or affiliates which the Partnership would be required to pay to third parties for comparable services in the same geographical location. The increase in General Partner charges for 1994 over prior years is due to management's decision, effective July 1, 1993, to have the employees of the Pink Shell Beach and Bay Resort become employees of Mariner Group, Inc. (parent of Mariner Capital Management, Inc.), which pays the payroll and related benefits and charges the cost back to Pink Shell and for related charges on the 42 unit condominium building.

          In accordance with the Partnership Agreement, net income or loss, prior to recoupment, is allocated five percent (5%) to the General Partners and ninety-five percent (95%) to the Limited Partners as a class. However, if operating cash flow distributed or distributable doesn't reach 7%, then net income will be allocated 1% to the General Partners and 99% to the Limited Partners. Subsequent to recoupment, income or loss is allocated twenty percent (20%) to the general partners and eighty percent (80%) to the limited partners as a class.

          (B) PROPOSED REMUNERATION

          Except for the payment of acquisition fees and the allocation of net income or loss as described above, the Partnership has no ongoing plan or arrangement to compensate the persons and entities named above. However, the Managing General Partner or its affiliates may receive leasing and management fees in connection with the management of the Partnership's properties, subject to the limitations described herein below.

          The Managing General Partner or its affiliates are entitled to receive property management fees not to exceed 6% of the gross revenues from commercial properties and 5% from residential properties. Other expenses attributable to the operation of the Partnership may be reimbursed to the General Partners or affiliates of the Managing General Partner.

          The Managing General Partner or its affiliates are entitled to one half of the commissions paid as a result of the sale of Partnership properties based on property sales prices, in an amount not to exceed 2.75% of such prices and subordinated to the right of the Limited Partners to receive aggregate cash distributions from the Partnership equal to their adjusted capital contribution plus the 10% preference amount.

          (C) REMUNERATION OF DIRECTORS

          None.

          (D) OPTIONS, WARRANTS AND RIGHTS

          The Registrant has granted no options, warrants or rights.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

No person is known to the Partnership to be the beneficial owner of over 5% of the outstanding Partnership units. For information on net income or loss allocation see Item 11 (A).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

See Note 7, Related Party Transactions in Notes to the Financial Statements, on pages 23 and 24 in Item 8.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (A) 1. FINANCIAL STATEMENT SCHEDULES

          The following Financial Statement Schedules of the Partnership are included in Part II, Item 8:

                                                                            PAGE
                                                                            ----

                  Report of Independent Accountants                           12

                  Balance Sheets as of December 31, 1995 and 1994             13

                  Statements of Operation for the three years ended
                  1995, 1994 and 1993                                         14

                  Statements of Partners' Capital for the three years
                  ended 1995, 1994 and 1993                                   15

                  Statements of Cash Flows for the three years ended
                  1995, 1994 and 1993                                         16

                  Notes to Financial Statements                          17 - 24

                  Report of Independent Accountants on Schedule III           25

                  Schedule III Real Estate and Accumulated Depreciation  26 - 29

                  Schedules Omitted:

                  Other schedules have been omitted because of the absence of conditions under which they are required or because the required information is included in the Financial Statements.

          (A) 2. EXHIBITS

              27 Financial Data Schedule (for SEC use only)

          (A) 3. REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                        (Registrant)
                        March 20, 1996

                        By: /s/ LAWRENCE A. RAIMONDI
                            ------------------------------------
                            LAWRENCE A. RAIMONDI
                            President, Director and CEO
                            Mariner Capital Management, Inc.
                            (Principal Executive Officer)



                        By: /s/ MICHAEL J. SCULLION
                            ------------------------------------
                            MICHAEL J. SCULLION
                            Mariner Capital Management, Inc.
                           (Principal Financial and Accounting Officer)