Form 10-Q
period 1996-03-31
FLORIDA INCOME FUND III LIMITED PARTNERSHIP
filed 1996-05-08
CIK 826498

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

Commission File Number:

     33-19152

Exact name of Registrant as specified in its charter:

     Florida Income Fund III, Limited Partnership

State or other Jurisdiction of incorporation or organization:

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

                  FLORIDA INCOME FUND III, L.P.
                              INDEX



PART I                                                   PAGE NO.


     FINANCIAL INFORMATION

     Balance Sheets at March 31, 1996
     and December 31, 1995 . . . . . . . . . . . . . . . . . . .3


     Statements of Income for the Three
     Months Ended March 31, 1996 and 1995. . . . . . . . . . . .4


     Statements of Cash Flows for the Three
     Months Ended March 31, 1996 and 1995. . . . . . . . . . . .5


     Notes to Financial Statements . . . . . . . . . . . . . . .6


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . .6-8


PART II

     OTHER INFORMATION

     Items 1 through 6 . . . . . . . . . . . . . . . . . . . . .9


PART III

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . 10


COVER PAGE


EXHIBIT 27 - Financial Data Schedule

                 PART I - FINANCIAL INFORMATION
          FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                   BALANCE SHEETS (Unaudited)

                                           Mar 31     Dec 31
                                           1996       1995
ASSETS

CURRENT ASSETS
Cash                                          746,777    164,966
Accts Receivable Trade, Net of Allowance
  for Doubtful Accounts of $8,500 for
  3/31/96 and $8,500 for 12/31/95             421,347    351,231
Notes Receivable                                  -0-      3,038
Inventory                                      53,688     58,311
Prepaid Expenses and Other                    160,532    169,346
                                           ___________  _________
     Total Current Assets                   1,382,344    746,892

Rental Properties, (Net of
  accumulated depreciation of
  $3,849,181 at 3/31/96
  $3,658,502 at 12/31/95                   18,683,510 18,762,415
Intangible Assets
  Deferred Loan and
  Organizational Costs Net                     75,279     81,288
                                           __________ ___________
     Total Assets                          20,141,133 19,590,595

LIABILITIES & PARTNERS' CAPITAL

Current Liabilities
Current Maturities of Notes
  and Mortgages Payable                       340,600    348,033
Accounts Payable, Trade                       202,096    401,490
Accrued Expenses                              675,141    415,822
Customer and Security Deposits                360,664    534,312
                                           ___________ __________
     Total Current Liabilities              1,578,501  1,699,657

Mortgages Payable, Less Current Maturities  8,882,751   8,967,261

PARTNERS' CAPITAL
General Partners Capital                      (37,551)   (37,551)
Limited Partners Capital                    8,758,869  8,961,228
Net Income                                    958,563          0
                                           __________ ___________
  Total Partners' Equity                    9,679,881  8,923,677

  Total Liabilities and Partners' Capital  20,141,133 19,590,595


See Accompanying Notes to the Financial Statements

          FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                      STATEMENTS OF INCOME
                           (Unaudited)



                                       For Three Months Ended
                                      03/31/96         03/31/95
                                      _________        _________

REVENUES:

Rental Income                         3,541,241        3,162,305

Interest Income                           4,840           11,279
                                      __________       __________
  Total Revenues                      3,546,081        3,173,584


COSTS AND EXPENSES:

Property Operating Expenses           2,071,562        1,812,259

Real Estate Taxes                        69,315           69,429

Interest Expense                        239,792          329,140

Depreciation                            202,670          172,800

Amortization                              4,179           14,689
                                      __________       __________

Total Expenses                        2,587,518        2,398,317

  Net Income                            958,563          775,267




See Accompanying Notes to the Financial Statements

          FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                        For The Three Months Ended
                                           3/31/96     3/31/95
                                           _________   __________
Cash flows from operating activities:

Net Income                                  958,563       775,269
Adjustments to reconcile net income to
  net cash provided by operations:
     Depreciation & Amortization            206,849       187,489
     (Increase) decrease in Accts recvble  ( 67,078)   (  119,684)
     Prepaid expenses and other              10,644         3,845
  Inventory                                   4,623    (    2,185)
  Increase (decrease) in:
     Accounts payable and Accrued expense    59,925    (  622,818)
     Customer & security deposits          (173,648)   (   45,598)
     Deferred Income                              0     2,358,067
                                           _________   __________
Net Cash flows provided by operating
activities                                  999,878     2,534,385

Cash flows from investing activities:
  Cost of condominiums sold                       0     7,260,526
  Cost of condominium construction                0    (2,697,513)
  Acquisition of and improvements to
   rental properties                       (123,765)   (  104,196)
                                           _________   ___________
Net cash used in investing activities      (123,765)    4,458,817

Cash flows from financing activities:
  Loan Origination Fee paid                       0    (    7,527)
  Partner distributions paid               (202,359)   (   73,585)
  Repayment of long term borrowing         ( 91,943)   (7,599,354)
  Proceeds from long term borrowing                0    1,523,558

  Net cash flows used by financing
   activities                              (294,302)   (6,156,908)

  Net increase (decrease) in cash           581,811       836,294
  Cash December 31                          164,966       414,944
  Cash March 31                             746,777     1,251,238


See Accompanying Notes to the Financial Statements

             FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                     NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 1996
                              (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all disclosures necessary for a fair presentation of the Partnership's financial position, results of operations and statements of cash flows in conformity with generally accepted accounting principles as set forth in the Partnership's form 10-K for the period ended December 31, 1995. In management's opinion, all adjustments have been made to the financial statements necessary for a fair presentation of interim periods presented.


NOTE 2 - RELATED PARTY TRANSACTIONS

The General Partner and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $792,025 were incurred during the first quarter of 1996. This compares to $677,950 of costs that were incurred during the first quarter of 1995. The increase in cost is primarily due to increases in payroll costs, health insurance premiums and reservation expense. An affiliate company, South Seas Resorts Company, Inc., pays the payroll and related benefits and charges them back to the Pink Shell. South Seas Resorts Company, Inc. also provides room reservation services for the resort. During the quarter, the Partnership incurred $208,260 in management fees in accordance with the Partnership agreement. This compares to $184,024 in management fees which were incurred during the first quarter of 1995.


NOTE 3 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position, including interest bearing deposits at March 31, 1996, was $746,777. This compares to its cash position of $164,966 at December 31, 1995. The Partnership's cash position at March 31, 1995, was $1,251,238.

For the three months ended March 31, 1996, the Partnership's cash increased $581,811. The increase in cash was due to cash flow from operations of $999,878; cash outlays for capital improvements of $123,765; cash outlays for partner distributions of $202,359; and net repayment of long term debt of $91,943.

The Partnership's total investment in properties for its portfolio at March 31, 1996, was $22,532,691. This compares to its total property investment of $22,420,917 at December 31, 1995. Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties, that in management's opinion, will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Partnership has entered into long term leases with 42 condominium unit owners. This enables the Partnership to include the 42 units in its resort rental operation. The Partnership pays a minimum annual rental of $25,000 in 12 equal monthly installments to each unit owner for a total minimum annual rental of $1,050,000. In addition, the Partnership pays the owner an amount by which 42.5% of the annual gross rental income generated by the lessee from the unit exceeds the amount of annual base rent paid. These leases expire at various times between December 31, 2000, and December 31, 2005.

The Partnership paid down $91,943 of principal on long term borrowings during the three month period. Partnership debt as of March 31, 1996, was $9,223,351 as compared to $9,315,294 as of December 31, 1995.

Also during the quarter, the Partnership paid $123,765 for improvements at the Pink Shell in order to refurbish the units and to meet Best Western requirements.

Results of Operations

The Partnership had net income of $958,563 for the three months ended March 31, 1996. This compares with net income of $775,269 for the three month period ended March 31, 1995. The increase in net income is due to revenues increasing by $372,497, property operating expenses increasing by $259,303, real estate taxes decreasing by $114, interest expense decreasing by $89,348 and depreciation and amortization increasing by $19,360.

Pink Shell's revenues increased $404,093 due to more units being available to rent. Room revenue increased $383,778, store revenue decreased $7,606, and other revenues increased $34,116. Walsingham Commons revenues decreased $31,596 due to a decrease in occupancy. Interest income decreased $6,198 due to a smaller amount of funds being invested in short term Government Securities.

Property operating expenses have increased for the quarter by $258,303. The Primary increases are in the operations of the Pink Shell. Guaranteed payments to owners have increased $160,661 compared to the first quarter of 1995. This is due to the lease back agreements signed with the 42 unit condominium owners. Marketing expenses have increased $13,252 due to more units to market, and insurance has increased $17,653. Other operating expense increases are in relation to the increased occupancy and room revenue. The resort has moved to daily housekeeping in order to meet guest expectations and Best Western affiliation requirements.

Real Estate Taxes have decreased $114 to reflect a lower assessment at Walsingham Commons.

Interest expense decreased by $89,348 due to the Partnership having a lower amount of debt.

Depreciation and amortization have increased $29,870 because of additional assets being depreciated and loan costs being written off.

As of March 31, 1996, Walsingham Commons Shopping Center was 85% leased which includes the vacated Tandy Corporation space as occupied since they continue to pay rent. The center is actually 65% occupied.
Management expects to continue to receive full lease payments until either a negotiated settlement or sub-lease is agreed to.

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


FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
MARINER CAPITAL MANAGEMENT, INC.
MANAGING GENERAL PARTNER
(Registrant)


May 8, 1996




5/8/96                             Lawrence A. Raimondi
                                   President and Director, and CEO
                                   Mariner Capital Management, Inc.
                                   (Principal Executive Officer)
                                   (SIGNATURE)




5/8/96                             Joe K. Blacketer
                                   Secretary/Treasurer
                                   Mariner Capital Management, Inc.
                                   (Principal Financial and
                                     Accounting Officer)
                                   (SIGNATURE)