Form 10-Q
period 1996-06-30
FLORIDA INCOME FUND III LIMITED PARTNERSHIP
filed 1996-08-06
CIK 826498

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                      FLORIDA INCOME FUND III, L.P.
                                  INDEX



                                                             PAGE NO.


        PART I - FINANCIAL INFORMATION


        Balance Sheets at June 30, 1996
        and December 31, 1995 . . . . . . . . . . . . . . . . . . . 3


        Statements of Income for the Six
        Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . 4


        Statements of Cash Flows for the Six
        Months Ended June 30, 1996 and 1995 . . . . . . . . . . . . 5


        Notes to Financial Statements . . . . . . . . . . . . . . . 6


        Management's Discussion and Analysis of
        Financial Condition and Results of Operations . . . . . . 6-8


PART II - OTHER INFORMATION


        Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . 9


PART III - SIGNATURES . . . . . . . . . . . . . . . . . . . . . . .10


COVER PAGE


EXHIBIT 27 - Financial Data Schedule

                     PART I - FINANCIAL INFORMATION
              FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                       BALANCE SHEETS (Unaudited)

                                               June 30      Dec. 31
                                               1996         1995
ASSETS

CURRENT ASSETS
Cash                                              558,171      164,966
Accts Receivable Trade, Net of Allowance
     for Doubtful Accounts of $24,443 for
     6/30/96 and $8,500 for 12/31/95              253,730      351,231
Notes Receivable                                      -0-        3,038
Inventory                                          63,464       58,311
Prepaid Expenses and Other                        213,643      169,346
                                               ___________  ___________
        Total Current Assets                    1,089,008      746,892

Rental Properties, (Net of
     accumulated depreciation of
     $4,061,362 at 6/30/96
     $3,658,502 at 12/31/95                    18,526,695   18,762,415
Intangible Assets
     Deferred Loan and
     Organizational Costs Net                      67,486       81,288
                                               __________   ___________
        Total Assets                           19,683,189   19,590,595

LIABILITIES & PARTNERS' CAPITAL

Current Liabilities
Current Maturities of Notes
     and Mortgages Payable                      3,549,324      348,033
Accounts Payable, Trade                           194,773      401,490
Accrued Expenses                                  578,131      415,822
Customer and Security Deposits                    234,696      534,312
                                               ___________  ___________
        Total Current Liabilities               4,556,924    1,699,657

Mortgages Payable Less Current Maturities       5,589,924     8,967,261

PARTNERS' CAPITAL
General Partners Capital                          (37,551)     (37,551)
Limited Partners Capital                        8,554,622    8,961,228
Net Income                                      1,019,270            0
                                               __________   ___________
     Total Partners' Equity                     9,536,341    8,923,677

     Total Liabilities and Ptnrs' Capital      19,683,189   19,590,595


See Accompanying Notes to the Financial Statements

              FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                          STATEMENTS OF INCOME
                               (Unaudited)


                          For Three Months Ended  For Six Months Ended
                          06/30/96    06/30/95    06/30/96    06/30/95
                          ______________________  ____________________

REVENUES:

Rental Income             2,599,771   2,480,101   6,141,012   5,642,406

Gain from Condominium
       Building                 -0-      78,170         -0-      78,170

Interest Income               5,513      20,232      10,353      31,511
                          _________   __________  _________   _________
       Total Revenues     2,605,284   2,578,503   6,151,365   5,752,087


COSTS AND EXPENSES:

Property Operating
       Expenses           2,020,869   1,941,411   4,092,431   3,753,670

Real Estate Taxes            70,011      69,429     139,326     138,858

Interest Expense            233,722     261,117     473,514     590,257

Depreciation                215,797     172,800     418,467     345,600

Amortization                  4,178       7,794       8,357      22,483
                         __________   __________  _________   _________

Total Expenses            2,544,577   2,452,551   5,132,095   4,850,868

       Net Income (Loss)     60,707     125,952   1,019,270     901,219



See Accompanying Notes to the Financial Statements

              FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                              For The Six Months Ended
                                              6/30/96       6/30/95
                                              _________     __________
Cash flows from operating activities:

Net Income                                    1,019,270        901,219
Adjustments to reconcile net income to
     net cash provided by operations:
        Depreciation & Amortization             426,824        368,083
        (Increase) decrease in Accts recvble    100,539        (52,054)
        Prepaid expenses and other              (44,297)        40,495
     Inventory                                  ( 5,153)        17,951
     Increase (decrease) in:
        Accounts payable and Accrued expense    (44,408)    (  814,404)
        Customer & security deposits           (299,616)    (   59,656)
        Deferred Income                               0      2,305,061
                                              __________    ___________
Net Cash flows provided by operating
activities                                    1,153,159      2,706,695

Cash flows from investing activities:
     Cost of condominiums sold                        0      7,260,526
     Cost of condominium construction                 0     (2,697,513)
     Acquisition of and improvements to
      rental properties                        (177,302)    (  106,748)
                                              __________    ___________
Net cash used in investing activities          (177,302)     4,456,265

Cash flows from financing activities:
     Loan Origination Fee paid                        0     (    7,905)
     Partner distributions paid                (406,606)    (  275,944)
     Repayment of long term borrowing          (176,046)    (6,132,606)
                                              __________    ___________
     Net cash flows used by financing
   activities                                  (582,652)    (6,416,455)

     Net increase (decrease) in cash            393,205        746,505

     Cash December 31                           164,966        414,944
     Cash March 31                              558,171      1,161,449


See Accompanying Notes to the Financial Statements

              FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 1996
                               (Unaudited)

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


NOTE 2 - RELATED PARTY TRANSACTIONS

The General Partner and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $902,282 were incurred during the second quarter of 1996. This compares to $716,029 of costs that were incurred during the second quarter of 1995. The increase in cost is primarily due to increases in payroll costs, health insurance premiums and reservation expense. An affiliate company, South Seas Resorts Company, Inc., pays the payroll and related benefits and charges them back to the Pink Shell. South Seas Resorts Company, Inc. also provides room reservation services for the resort. During the quarter, the Partnership incurred $222,213 in management fees in accordance with the Partnership agreement. This compares to $146,973 in management fees which were incurred during the second quarter of 1995.


NOTE 3 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position, including interest bearing deposits at June 30, 1996, was $558,171. This compares to its cash position of $164,966 at December 31, 1995. The Partnership's cash position at June 30, 1995, was $1,161,449.

For the six months ended June 30, 1996, the Partnership's cash increased $393,205. The increase in cash was due to cash flow from operations of $1,153,159; cash outlays for capital improvements of $177,302; cash outlays for partner distributions of $406,606; and net repayment of long term debt of $176,046.

The Partnership's total investment in properties for its portfolio at June 30, 1996, was $22,588,057. This compares to its total property investment of $22,420,917 at December 31, 1995. Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties, that in management's opinion, will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

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

The Partnership paid down $176,046 of principal on long term borrowings during the six month period. Partnership debt as of June 30, 1996, was $9,139,248 as compared to $9,315,294 as of December 31, 1995.

Also during the six months, the Partnership paid $177,302 for improvements at the Pink Shell in order to refurbish the units and to meet Best Western requirements.

Results of Operations

The Partnership had net income of $1,019,270 for the six months ended June 30, 1996. This compares with net income of $901,219 for the six month period ended June 30, 1995. The increase in net income is due to revenues increasing by $399,278; property operating expenses increasing by $338,761, real estate taxes increasing by $468, interest expense decreasing by $116,743 and depreciation and amortization decreasing by $14,126.

Pink Shell's revenues increased $463,548 due to more units being available to rent. Room revenue increased $474,391, store revenue decreased $26,933, and other revenues increased $16,089. Interest income decreased $21,158 due to a smaller amount of funds being invested in short term Government Securities.

Property operating expenses have increased for the quarter by $338,761. The Primary increases are in the operations of the Pink Shell. Guaranteed payments to owners have increased $181,447 compared to the first six months of 1995. This is due to the lease back agreements signed with the 42 unit condominium owners. Insurance has increased $34,940. Other operating expense increases are in relation to the increased occupancy and room revenue. The resort has moved to daily housekeeping in order to meet guest expectations and Best Western affiliation requirements.

Real Estate Taxes have increased $468 to reflect a higher assessment at Walsingham Commons.

Interest expense decreased by $116,743 due to the Partnership having a lower amount of debt.

Depreciation and amortization have decreased $14,126 because of certain assets being fully depreciated in 1995.

As of June 30, 1996, Walsingham Commons Shopping Center was 85% leased which includes the vacated Tandy Corporation space as occupied since they continue to pay rent. The center is actually 65% occupied. Management expects to continue to receive full lease payments until either a negotiated settlement or sub-lease is agreed to.

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

                27 - Financial Data Schedule

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


FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
MARINER CAPITAL MANAGEMENT, INC.
MANAGING GENERAL PARTNER
(Registrant)


August 6, 1996




8/6/96                              Lawrence A. Raimondi
                                    President and Director, and CEO
                                    Mariner Capital Management, Inc.
                                    (Principal Executive Officer)
                                    (SIGNATURE)




8/6/96                              Joe K. Blacketer
                                    Secretary/Treasurer
                                    Mariner Capital Management, Inc.
                                    (Principal Financial and
                                      Accounting Officer)
                                    (SIGNATURE)