Form 10-Q
period 1996-09-30
FLORIDA INCOME FUND III LIMITED PARTNERSHIP
filed 1996-10-30
CIK 826498

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

                        FLORIDA INCOME FUND III, L.P.
                                    INDEX



PART I                                                                PAGE NO.


    FINANCIAL INFORMATION

    Balance Sheets at September 30, 1996
    and December 31, 1995. . . . . . . . . . . . . . . . . . . . . . . . . 3


    Statements of Income for the Three and Nine
    Months Ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . 4


    Statements of Cash Flows for the Nine
    Months Ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . 5


    Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . 6


    Management's Discussion and Analysis of
    Financial Condition and Results of Operations. . . . . . . . . . . . 6-8



PART II

    OTHER INFORMATION

    Items 1 through 6. . . . . . . . . . . . . . . . . . . . . . . . . . . 9



PART III

    Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10


COVER PAGE


EXHIBIT 27 - Financial Data Schedule

                       PART I - FINANCIAL INFORMATION
                FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                         BALANCE SHEETS (Unaudited)

                                              Sept 30      Dec. 31
                                              1996         1995
ASSETS

CURRENT ASSETS
Cash                                              69,218      164,966
Accts Receivable Trade, Net of Allowance
  for Doubtful Accounts of $24,443 for
  9/30/96 and $8,500 for 12/31/95                186,573      351,231
Notes Receivable                                     -0-        3,038
Inventory                                         62,732       58,311
Prepaid Expenses and Other                       217,427      169,346
                                              ___________  __________
     Total Current Assets                        535,950      746,892

Rental Properties, (Net of
  accumulated depreciation of
  $4,273,543 at 9/30/96
  $3,658,502 at 12/31/95                      18,401,919   18,762,415
Intangible Assets
  Deferred Loan and
  Organizational Costs Net                        59,691       81,288
                                              __________   __________
     Total Assets                             18,997,560   19,590,595

LIABILITIES & PARTNERS' CAPITAL

Current Liabilities
Current Maturities of Notes
  and Mortgages Payable                        3,548,276      348,033
Accounts Payable, Trade                          226,177      401,490
Accrued Expenses                                 562,776      415,822
Customer and Security Deposits                   364,020      534,312
                                              __________   __________
     Total Current Liabilities                 4,701,249    1,699,657

Mortgages Payable Less Current Maturities      5,504,651    8,967,261

PARTNERS' CAPITAL
General Partners Capital                         (37,551)     (37,551)
Limited Partners Capital                       8,352,951    8,961,228
Net Income                                       476,260            0
                                              __________   ___________
  Total Partners' Equity                       8,791,660    8,923,677

  Total Liabilities and Ptnrs' Capital        18,997,560   19,590,595


See Accompanying Notes to the Financial Statements

                FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                            STATEMENTS OF INCOME
                                 (Unaudited)



                         For Three Months Ended    For Nine Months Ended
                         09/30/96    09/30/95      09/30/96    09/30/95

REVENUES:

Rental Income            1,831,316   1,757,161     7,972,328   7,399,567

Gain from Condominium
    Building                   -0-      58,626           -0-     136,796

Interest Income              6,224      14,678        16,577      46,189

    Total Revenues       1,837,540   1,830,465     7,988,905   7,582,552


COSTS AND EXPENSES:

Property Operating
    Expenses             1,857,818   1,696,851     5,950,249   5,450,521

Real Estate Taxes           70,012      69,429       209,338     208,287

Interest Expense           232,745     242,516       706,259     832,773

Depreciation               215,796     172,800       634,263     518,400

Amortization                 4,179       8,279        12,536      30,762


Total Expenses           2,380,550   2,189,875     7,512,645   7,040,743

    Net Income (Loss)     (543,010)   (359,410)      476,260     541,809




See Accompanying Notes to the Financial Statements

                FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                  For The Nine Months Ended
                                                  9/30/96        9/30/95
                                                  _________      __________
Cash flows from operating activities:

Net Income                                          476,260         541,809
Adjustments to reconcile net income to
  net cash provided by operations:
     Depreciation & Amortization                    646,799         549,162
     (Increase) decrease in Accts recvble           167,696          13,672
     Prepaid expenses and other                     (26,484)        (72,440)
  Inventory                                          (4,421)         12,817
  Increase (decrease) in:
     Accounts payable and Accrued expense           (28,359)       (787,912)
     Customer & security deposits                  (170,292)         46,803
     Deferred Income                                      0       2,232,170
                                                  _________      __________
Net Cash flows provided by operating
activities                                        1,061,199       2,536,081

Cash flows from investing activities:
  Cost of condominiums sold                               0       7,260,526
  Cost of condominium construction                        0      (2,697,513)
  Acquisition of and improvements to
   rental properties                               (286,303)        (78,431)
                                                  __________     ___________
Net cash used in investing activities              (286,303)      4,484,582

Cash flows from financing activities:
  Loan Origination Fee paid                               0          (8,013)
  Partner distributions paid                       (608,277)       (478,302)
  Repayment of long term borrowing                 (262,367)     (6,209,118)
                                                  __________     ___________
  Net cash flows used by financing
   activities                                      (870,644)     (6,695,433)

  Net increase (decrease) in cash                   (95,748)        325,230

  Cash December 31                                  164,966         414,944
  Cash September 30                                  69,218         740,174


See Accompanying Notes to the Financial Statements

           FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS
                        SEPTEMBER 30, 1996
                            (Unaudited)

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


NOTE 2 - RELATED PARTY TRANSACTIONS

The General Partner and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $1,039,546 were incurred during the third quarter of 1996. This compares to $783,090 of costs that were incurred during the third quarter of 1995. The increase in cost is primarily due to increases in payroll costs, health insurance premiums and reservation expense. An affiliate company, South Seas Resorts Company, Inc., pays the payroll and related benefits and charges them back to the Pink Shell. South Seas Resorts Company, Inc. also provides room reservation services for the resort. During the quarter, the Partnership incurred $102,336 in management fees in accordance with the Partnership agreement. This compares to $109,678 in management fees which were incurred during the third quarter of 1995.


NOTE 3 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position, including interest bearing deposits at September 30, 1996, was $69,218. This compares to its cash position of $164,966 at December 31, 1995. The Partnership's cash position at September 30, 1995, was $740,174.

For the nine months ended September 30, 1996, the Partnership's cash decreased $95,748. The decrease in cash was due to cash flow from operations of $1,061,199; cash outlays for capital improvements of $286,303; cash outlays for partner distributions of $608,277; and net repayment of long term debt of $262,367.

The Partnership's total investment in properties for its portfolio at September 30, 1996, was $22,675,462. This compares to its total property investment of $22,420,917 at December 31, 1995. Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties, that in management's opinion, will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

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

The Partnership paid down $262,367 of principal on long term borrowings during the nine month period. Partnership debt as of September 30, 1996, was $9,052,927 as compared to $9,315,294 as of December 31, 1995.

Also during the nine months, the Partnership paid $286,303 for improvements at the Pink Shell in order to refurbish the units and to meet Best Western requirements.

Results of Operations

The Partnership had net income of $476,260 for the nine months ended September 30, 1996. This compares with net income of $541,809 for the nine month period ended September 30, 1995. The decrease in net income is due to revenues increasing by $406,353; property operating expenses increasing by $499,728, real estate taxes increasing by $1,051, interest expense decreasing by $126,514 and depreciation and amortization increasing by $97,637.

Pink Shell's revenues increased $406,303 due to more units being available to rent. Room revenue increased $530,065, store revenue decreased $17,528, and other revenues decreased $76,622. Interest income decreased $29,612 due to a smaller amount of funds being invested in short term Government Securities.

Property operating expenses have increased for the quarter by $499,728. The Primary increases are in the operations of the Pink Shell. Guaranteed payments to owners have increased $172,836 compared to the first nine months of 1995. This is due to the lease back agreements signed with the 42 unit condominium owners. Insurance has increased $121,787. Other operating expense increases are in relation to the increased occupancy and room revenue. The resort has moved to daily housekeeping in order to meet guest expectations and Best Western affiliation requirements.

Real Estate Taxes have increased $1,051 to reflect a higher assessment at Walsingham Commons.

Interest expense decreased by $126,514 due to the Partnership having a lower amount of debt.

Depreciation and amortization have increased $97,637 because of certain new assets starting to be depreciated.

As of September 30, 1996, Walsingham Commons Shopping Center was 68% occupied.

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




                       FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                       MARINER CAPITAL MANAGEMENT, INC.
                       MANAGING GENERAL PARTNER
                       (Registrant)





         10/29/96      By: /s/ LAWRENCE A. RAIMONDI
                       --------------------------------
                       Lawrence A. Raimondi
                       President, Director and CEO
                       Mariner Capital Management, Inc.
                       (Principal Executive Officer)






         10/29/96      By: /s/ JOE K. BLACKETER
                       --------------------------------
                       Joe K. Blacketer
                       Secretary/Treasurer
                       Mariner Capital Management, Inc.
                       (Principal Financial and Accounting
                        Officer)