Form 10-K405
period 1996-12-31
FLORIDA INCOME FUND III LIMITED PARTNERSHIP
filed 1997-03-31
CIK 826498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1996

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

                  FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                                FORM 10-K - 1996
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

There can be no assurance that these objectives will be achieved. The achievement of these objectives depends on many factors, including principally the ability of the Managing General Partner to manage its properties successfully. The General Partners of the Partnership are Mariner Capital Management, Inc., a Florida corporation (Managing General Partner or Mariner) and MCD Real Estate, Inc., an Ohio corporation. For further information see
Item 10. The primary market is the west coast of Florida. The intent has been to invest in more than one property in order to achieve a measure of diversification. The Partnership's original intent was to hold these properties as long-term investments. The Managing General Partner has chosen to invest primarily in the west coast of Florida because of its experience in dealing in real estate in this area. The west coast of Florida offers, in management's opinion, a competitive but growing economic base in which to meet its performance objectives.

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

         The Partnership has executed 11 leases which expire December 31, 2000, 15 leases which expire December 31, 2002, and 16 leases which expire December 31, 2005.

         Total initial minimum payments associated with these leases are as follows:

                                            FUTURE
                                           MIN. LEASE            TOTAL
         EXPIRATION DATE      NO. UNITS     PAYMENTS            PAYMENT
         ---------------      ---------    ----------           -------
         December 21, 2000       11         $130,833           $1,439,163
         December 31, 2002       15          186,500            2,797,500
         December 31, 2005       16          273,750            4,380,000
                                                               ----------
                                                               $8,616,663
                                                               ==========

         Future minimum lease payments at December 31, 1996 are projected as follows:

                                               1997            $1,092,000
                                               1998             1,113,000
                                               1999             1,134,000
                                               2000               902,917
                                               2001               868,000
                                            Thereafter         $1,545,750
                                                               ----------
                                                               $6,655,667
                                                               ==========

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

         The property was 100% occupied at the time of purchase and was 68% and 66% occupied as of December 31, 1996 and 1995.

         During 1995, management provided a provision for write down of Walsingham Commons of $1,236,502 to reflect the current net realizable value of the property.

         As a result of the Partnership's November 27, 1996 default under the terms of the above mentioned mortgage loan, the Partnership agreed to the appointment of a receiver on the Walsingham Commons on February 3, 1997. All rights, powers, interests and obligations in Walsingham Commons have been transferred to the receiver as of November 27, 1996. The outstanding mortgage balance $3,200,000 is nonrecourse and will be satisfied upon the final judgment of foreclosure.

         This action was taken in response to a declining rental market in the area of Largo, FL where this property is located. The subject neighborhood has been declining and losing many of the long term tenants to newer buildings located in more desirable areas of Pinellas County. This has resulted in a high supply of vacant space versus very low demand which has in turn led to reduced rental rates. The General Partner was of the opinion that the problem is long term and felt it was econimically prudent to default on the mortgage loan to eliminate the negative cash flow being generated by the property.


ITEM 3. LEGAL PROCEEDINGS

The Partnership is not a party to nor is any of the Partnership's property the subject of any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS'S PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The units were not traded on any public market and it is not contemplated for these units to be traded on any public market in the future. As of December 31, 1996, there were 1,089 Limited Partners.

The Partnership commenced paying quarterly cash distributions in October 1988. During 1996, 1995 and 1994, the total cash distributions were $680,661, $680,661 and $589,155, respectively. The Partnership intends to distribute operating cash produced by the Partnership on a quarterly basis in 1997 and the upcoming years.

ITEM 6. SELECTED FINANCIAL DATA

                                       1996             1995              1994             1993            1992
                                       ----             ----              ----             ----            ----
Operating revenues (including
interest income of $17,992, $53,663,
$11,697 $18,081 and $25,392 for
1996, 1995, 1994, 1993 and 1992        $ 9,828,999      $11,477,902       $ 6,765,804      $ 7,007,502     $ 6,413,296

Net income (loss)                      $   (63,805)     $ 1,061,549       $  (755,983)     $   233,744     $   237,676

Net income (loss) per weighted
average Limited Partnership unit       $     (4.29)     $     71.40       $    (50.85)     $     15.72     $     15.99

Total assets                           $18,919,818      $19,590,595       $29,078,498      $22,607,756     $23,102,524

Mortgages and notes payable            $ 8,964,331      $ 9,315,294       $15,603,279      $11,586,872     $11,364,774

Distributions to Limited Partners      $   680,661      $   680,661       $   589,155      $ 1,030,278     $   625,474

Distributions per Limited
Partnership unit                       $     46.25      $     46.25       $     40.03      $     70.01     $     42.50

Partners' equity                       $ 8,179,211      $ 8,923,677       $ 8,542,789      $ 9,887,927     $10,738,686

Book value per Limited
Partnership unit                       $    558.36      $    608.91       $    583.74      $    674.63     $    728.91

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

The Partnership has one loan in the amount of $2,183 maturing in 1997. The Partnership has no mortgages that mature in 1997.

Management hopes to sell the Pink Shell Resort over the next two or three years. The Pink Shell Resort will be offered for sale after the Partnership realizes the benefits of the expansion and many improvements that have been made there.

Management believes that 1997 distribution levels will be similar to 1996. All of the construction at Pink Shell Resort has been completed and rental property improvements are anticipated to be lower than those of 1996 ($307,406).

Other than as discussed above and in Item 2 regarding Walsingham Commons, Management is not aware of any trends or demands, commitments, events or uncertainties that will result, or are reasonable likely to result, in the Partnership's liquidity increasing or decreasing in any material way.

CAPITAL RESOURCES - As of December 31, 1996, the Partnership had $101,108 in cash and interest bearing deposits.

The Pink Shell (net of accumulated depreciation of $3,798,109) was carried at $15,073,430. Property and equipment purchases of $307,406 were a result of refurbishing the cottages at the Pink Shell property. Walsingham Commons Shopping Center was written down in 1995 by $1,236,502 to reflect market value of the asset. It is carried at $3,082,157 (net of accumulated depreciation of $764,464).

The Partnership has entered into long term leases with the owners of the condominium units. These leases are more fully described in Item 2.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1996 AND 1995

During the years ended December 31, 1996 and 1995, the Partnership's principal sources of revenue were rental income of $8,300,728 and $7,618,033, interest income of $17,992 and $53,663, expense reimbursements from tenants of $142,618 and $122,303 and food, beverage and retail revenue of $1,367,661 and $1,373,246, respectively. In 1995 the Partnership recognized a gain on the sale of the 42 unit building at the Pink Shell in the amount of $2,307,106.

Rental income at the Pink Shell Resort increased $630,085 and Walsingham Commons increased $52,610. The increase at Pink Shell was due to achieving a higher average daily rate. The increase at Walsingham Commons was due to stabilizing the occupancy in 1996.

During 1996 the Pink Shell rented 704 fewer rooms at an average daily rate of $145.63. The resort was able to achieve a 10% increase in average daily rate as compared to 1995.

Interest income decreased due to fewer funds invested.

Food, beverage and retail income decreased at the Pink Shell by $5,585. This is due to slightly lower occupancy at the property. Food, beverage and retail expenses increased $4,025.

Property operating expenses increased by $721,812. This increase was attributed to Pink Shell's expenses increasing due to lease payments being made on the 42 unit condo building. These lease payments totaled $1,071,000. Marketing costs decreased $13,007, room costs increased $208,095 Administrative and general expenses increased $309,727 of which $92,000 is due to management's increase of its insurance reserve. Other expenses increased $41,693.



Interest expense decreased $257,550 due to the decrease in outstanding Partnership debt. The Partnership's outstanding debt at December 31, 1996, was $8,964,331 as compared to $9,315,294 at December 31, 1995.

Real Estate Taxes decreased $13,348.

No impairment loss was recognized in December 31, 1996. An impairment loss of $1,236,502 was recognized in December 31, 1995.


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

Food, beverage and retail income increased at the Pink Shell by $300,555. This is due to more guests and higher occupancy being achieved by the property.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Balance Sheets of the Partnership as of December 31, 1996, and 1995 and the Statements of Operations, Statements of Partner's Capital and Statements of Cash Flows of the Partnership for each of the three years in the period ended December 31, 1996, as well as the Notes to Financial Statements and Schedule III and the Report of Independent Accountants there on, dated March 20, 1997, are set forth herein:

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Florida Income Fund III, Limited Partnership


We have audited the accompanying balance sheets of Florida Income Fund III, Limited Partnership, as of December 31, 1996 and 1995, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Income Fund III, Limited Partnership, as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.






COOPERS & LYBRAND LLP
Fort Myers, Florida
March 20, 1997

FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
BALANCE SHEETS
December 31, 1996 and 1995

           ASSETS                                                1996                 1995
                                                             ------------        -------------
CURRENT ASSETS
   Cash and cash equivalents                                 $    101,108        $    164,966
   Restricted cash                                                      0                   0
   Accounts receivable, trade                                     346,767             351,231
   Notes receivable                                                     0               3,038
   Inventory                                                       68,422              58,311
   Prepaid expenses and other                                     201,608             169,346
                                                             ------------        ------------
      Total current assets                                        717,905             746,892
                                                             ------------        ------------

RENTAL PROPERTY IN PROCESS OF ABANDONMENT                       3,082,157                   0
                                                             ------------        ------------

RENTAL PROPERTIES, net                                         15,073,430          18,762,415
                                                             ------------        ------------

INTANGIBLE ASSETS
   Deferred loan and organizational costs, net                     46,326              81,288
                                                             ------------        -------------
      Total assets                                           $ 18,919,818        $ 19,590,595
                                                             ============        =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Current maturities of mortgages payable-unaffiliated      $    383,573        $    348,033
   Accounts payable, trade                                        619,317             401,490
   Accrued expenses                                               702,971             415,822
   Customer and security deposits, rentals                        453,988             534,312
                                                             ------------        ------------
      Total current liabilities                                 2,159,849           1,699,657
                                                             ------------        ------------
MORTGAGE PAYABLE RELATED TO RENTAL PROPERTY
IN PROCESS OF ABANDONMENT                                       3,200,000                   0
                                                             ------------        ------------

MORTGAGES PAYABLE, less current maturities-unaffiliated         5,380,758           8,967,261
                                                             ------------        ------------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
   General partners                                               (38,189)            (37,551)
   Limited partners, 20,000 limited partnership units
     authorized; 14,717 issued and outstanding                  8,217,400           8,961,228
                                                             ------------        ------------

      Total partners' capital                                   8,179,211           8,923,677
                                                             ------------        ------------
      Total liabilities and partners' capital                $ 18,919,818        $ 19,590,595
                                                             ============        ============

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
years ended December 31, 1996, 1995 and 1994



                                                                       1996            1995             1994
                                                                       ----            ----             ----
Revenues
   Rental income                                                  $   8,300,728     $   7,618,033   $  5,564,685
   Food, beverage and retail income                                   1,367,661         1,373,246      1,072,691
   Interest income                                                       17,992            53,663         11,697
   Tenant reimbursements                                                142,618           122,303        112,012
   Other income                                                               0             3,551          4,719
   Gain on sale of condominium units                                          0         2,307,106              0
                                                                 ----------------   -------------    -----------

                                                                      9,828,999        11,477,902      6,765,804
                                                                 ----------------   -------------    -----------
Expenses
   Property operating expenses                                        7,035,660         6,313,848      4,364,876
   Cost of food, beverage and retail sales                              807,610           803,585        744,119
   Depreciation                                                         912,448           691,182        639,396
   Interest expense                                                     884,599         1,086,357      1,273,862
   Interest expense-affiliated                                                0            19,044         18,236
   Property taxes                                                       252,487           265,835        289,164
   Loss on disposal of fixed assets                                           0                 0        192,134
   Loss on impairment of rental property                                      0         1,236,502              0
                                                                 ----------------   -------------     ------------

                                                                      9,892,804       10,416,353       7,521,787
                                                                 ----------------   -------------    -------------

      Net income (loss)                                           $     (63,805)    $  1,061,549    $   (755,983)
                                                                 ================    ============    =============

Net income (loss) allocated to general partner                    $        (638)    $     10,615    $     (7,560)
                                                                 ================   =============    =============

Net income (loss) allocated to limited partners                   $     (63,167)    $  1,050,934    $   (748,423)
                                                                 ================   =============    =============

Net income (loss) per limited partner unit                        $       (4.29)    $      71.40    $     (50.85)
                                                                 ================   =============    =============

Distributions per limited partner unit                            $       46.25     $      46.25    $      40.03
                                                                 ================   =============    =============

Weighted average limited partner units outstanding                       14,717           14,717          14,717
                                                                 ================   =============    =============

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL
years ended December 31, 1996, 1995, and 1994



                                  GENERAL          LIMITED
                                  PARTNERS         PARTNERS          TOTAL
                                  --------         ------------      -----------

Balances, January 1, 1994        $ (40,606)        $  9,928,533      $ 9,887,927

   Distributions                         0             (589,155)        (589,155)

   Net income                       (7,560)            (748,423)        (755,983)
                                 ----------        ------------      -----------

Balances, December 31, 1994        (48,166)           8,590,955        8,542,789

      Distributions                      0             (680,661)        (680,661)

      Net income                    10,615            1,050,934        1,061,549
                                 ----------        ------------      -----------
Balances, December 31, 1995        (37,551)           8,961,228        8,923,677

      Distributions                      0             (680,661)        (680,661)

      Net income                      (638)             (63,167)         (63,805)
                                 ----------        ------------       ----------
Balances, December 31, 1996      $ (38,189)        $  8,217,400      $ 8,179,211
                                 ==========        ============      ===========


The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
years ended December 31, 1996, 1995 and 1994


                                                                          1996               1995              1994
                                                                          ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $    (63,805)       $   1,061,549     $     (755,983)
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
      Gain on sale of condominium units                                       0           (2,307,106)                 0
      Loss on disposal of fixed assets                                        0                    0            192,134
      Loss on impairment of rental property                                   0            1,236,502                  0
      Depreciation                                                      912,448              691,197            639,396
      Amortization of loan costs                                         36,748               40,343             75,805
      (Increase) decrease in:
        Accounts receivable                                               4,464             (145,798)           (31,907)
        Notes receivable                                                  3,038                  757             11,440
        Inventory                                                       (10,111)               9,062             (8,392)
        Prepaid expenses and oher                                       (32,262)             (35,918)            69,424
        Restricted cash                                                       0            1,899,357         (1,899,357)
      Increase (decrease) in:
        Accounts payable-trade and accrued expenses                     504,976             (709,235)           837,795
        Customer and security deposits, rentals                         (80,324)             176,471            (52,364)
        Customer deposits, condominium units                                  0           (1,899,357)         1,899,357
                                                                   ----------------  ----------------  ----------------
           Net cash provided by operating activities                  1,275,172               17,824            977,348
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of condominium units                                    0            7,719,236                  0
   Work in progress, condominium units                                        0             (849,117)        (3,416,427)
   Rental property improvements and purchases of
     equipment                                                         (307,406)            (134,476)          (668,025)
                                                                   ----------------  ----------------  ----------------
          Net cash provided by (used in) investing activities          (307,406)           6,735,643         (4,084,452)
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   (Repayment) proceeds of cash advanced by general
        partner                                                               0              (25,000)            25,000
   Repayment of cash advanced by general partner                              0                    0            (34,000)
   Proceeds of borrowings from unaffiliated companies                         0                6,822          3,707,200
   Proceeds of borrowing from affiliates                                      0                    0            700,000
   Repayment of borrowings from unaffiliated companies                 (350,963)          (5,594,807)           (90,793)
   Repayment of borrowings to affiliates                                      0             (700,000)          (300,000)
   Loan origination fees paid                                                 0               (9,799)           (58,467)
   Partner distributions paid                                          (680,661)            (680,661)          (589,155)
                                                                   ----------------  ----------------  ----------------
          Net cash provided by (used in) financing activities        (1,031,624)          (7,003,445)         3,359,785
                                                                   ----------------  ----------------  ----------------
Net increase (decrease) in cash and cash equivalents                    (63,858)            (249,978)           252,681
Cash and cash equivalents at beginning of year                          164,966              414,944            162,263
                                                                   ----------------  ----------------  ----------------

Cash and cash equivalents at end of year                          $     101,108       $      164,966   $        414,944
                                                                   ================  ================   ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the year for interest                         $     847,556       $    1,102,243   $      1,216,293
                                                                   ================  ================  ================

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       ORGANIZATION

          Florida Income Fund III, Limited Partnership (the Partnership) was formed on December 9, 1987, by the filing of a Certificate and Agreement of Limited Partnership (Partnership Agreement) under the laws of the State of Delaware. The general partners, MCD Real
          Estate, Inc. (MCD) and Mariner Capital Management, Inc. (MCM), also the managing general partner, contributed $20,000 and the initial limited partner contributed $5,000 in the initial capitalization of the Partnership. The Partnership was formed for the purpose of investing in a diversified portfolio of income-producing commercial and residential real estate properties located in Florida. As a result of Management's decision to abandon the Walsingham property (See Note 8), the Partnership's sole property is the Pink Shell Beach
          and Bay Resort (Pink Shell).   The business of Pink Shell is
          substantially dependent on tourism and leisure and business travel, which is dependent on general economic conditions in the U.S. and Europe.

          Pink Shell leases and rents condominium units owned by individuals as part of its resort rental operations. A decline in the number of property owners that participate in the guaranteed lease and rental programs may have a material adverse affect on Pink Shell's results of operations and financial condition.


       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          A summary of the significant accounting policies of the Partnership follows:

          RENTAL INCOME: The Partnership leases space in its retail center. These leases range from one to ten years and include provisions for minimum rent increases at stated amounts or the Consumer Price Index. Rental income is recognized by amortizing the total contract minimum rent on a straight-line basis over the life of the lease. The difference between rental income recognized and actual rental receipts is accumulated and included in prepaid expenses and other in the accompanying balance sheets.

          Revenues from operation of the resort are recognized when services are provided to guests.

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

          PER UNIT INCOME (LOSS): Per unit income (loss) is based on the weighted average number of units outstanding for the periods ended December 31, 1996, 1995 and 1994.

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

       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          FAIR VALUE OF FINANCIAL INSTRUMENTS: Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Partnership disclose estimated fair values of financial instruments. The recorded value for cash and cash equivalents approximates fair value because of the short maturity of these instruments. The fair value of the Partnership's short- and long-term notes and mortgages payable at December 31, 1996, based upon market rates, approximates the amounts disclosed in Footnote 4.

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

          RECLASSIFICATIONS: Certain amounts in the 1995 and 1994 financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on the net income or partners' capital previously reported.



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

3.     RENTAL PROPERTIES:

       Rental properties consisted of the following at December 31:

                                                            1996            1995
                                                            ----            ----
        Land                                         $    4,942,432    $     6,751,181
        Buildings, improvements and equipments           13,929,107         16,906,238
        Valuation allowance                                       0         (1,236,502)
                                                    ----------------  ----------------
                                                         18,871,539         22,420,917
        Accumulated depreciation                         (3,798,109)        (3,658,502)
                                                    ----------------  ----------------

                                                     $   15,073,430    $    18,762,415
                                                    ================  ================

       Depreciation expense was $912,448, $691,197 and $639,396 for 1996, 1995 and 1994, respectively.

4.     DEFERRED LOAN COSTS:

       Deferred loan costs at December 31 are as follows:

                                             1996              1995

        Deferred loan costs          $      142,262    $       267,845

        Accumulated amortization            (95,936)          (186,557)
                                    ----------------  ----------------
                                     $       46,326    $        81,288
                                    ================  ================

       Additions to deferred loan costs relate to modifications of note terms and other refinancing transactions during the years ended December 31, 1996 and 1995. Certain loan costs became fully amortized during the years ended December 31, 1996 and 1995 and, therefore, were written off. Amortization expense was $36,748, $38,556 and $32,273 for 1996, 1995, and 1994, respectively.

5.     MORTGAGES AND NOTES PAYABLE:

       Mortgages and notes payable consisted of the following at December 31:

                                                                                       1996              1995
        Unaffiliated debt:
           Note and mortgage payable to banks:
              Mortgage payable to a bank, monthly payment of $78,409
                including interest at 10.5%, final payment due April 2000        $    5,592,148    $     5,929,597

           Other mortgages and notes payable:
              Mortgage payable to an insurance company, interest only
              monthly payments of $25,666 at 9.625%, principal due
              June 1997 (See Note 8)                                                          0          3,200,000

              Mortgage payable to individual, quarterly interest payments at
                7%, principal payments of $10,000 every March, final
                balloon payment of $160,000 plus interest due January 1998              170,000            180,000

              Note payable to finance company, monthly payments of $315
                including interest at 6%, final payment due October 1997                  2,183              5,697
                                                                                ----------------  ----------------

                Total other mortgages and notes payable                                 172,183          3,385,697
                                                                                ----------------  ----------------

                   Total notes and mortgages payable                                  5,764,331          9,315,294

           Less current maturities                                                     (383,573)          (348,033)
                                                                                ----------------  ----------------

                   Total long term debt less current maturities                  $    5,380,758    $     8,967,261
                                                                                ================  ================

Long-term debt less current maturities is scheduled to mature approximately as follows:


              1998                             572,316
              1999                             457,754
              2000                           4,350,688
                                      ----------------
                                        $    5,380,758
                                      ================


       The Mariner's Pink Shell Beach and Bay Resort property is pledged as collateral for a mortgage.

6.     LEASE COMMITMENTS:

          The Partnership has entered into five to ten year operating leases with 42 condominium owners at the Pink Shell Resort property. The estimated future minimum lease payments associated with these operating leases are as follows:

              1997                               1,092,000
              1998                               1,113,000
              1999                               1,134,000
              2000                                 902,917
              2001                                 868,000
              Thereafter                         1,545,750
                                          ----------------
                                          $      6,655,667
                                          ================

          Lease expense for the years ending December 31, 1996 and 1995 was $1,071,000 and $907,719, respectively.



7.     RELATED PARTY TRANSACTIONS:

       The Partnership participated in the following related party transactions:

          The general partners and their affiliates are entitled to receive compensation for leasing and management fees in an amount not to exceed 5% of gross revenues from residential Partnership properties or 6% of gross revenues produced by commercial Partnership properties. Total management fees of $562,098, $555,259 and $405,902 were incurred for the years ending December 31, 1996, 1995 and 1994, respectively.

          The general partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees and officers of a general partner or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Expenses amounting to $3,238,001, $2,878,501 and $3,332,049 were incurred during the years ending December 31, 1996, 1995 and 1994, respectively. Effective July 1, 1993, the employees of the Pink Shell Beach and Bay Resort become employees of Mariner Group, Inc. (parent of MCM), which pays the payroll and related benefits and charges the cost back to Pink Shell.

          Amounts due from and to the general partner and its affiliates arising from normal business operations are included in account balances as follows at December 31:

                                                    1996            1995
                                               ------------    -------------
           Accounts receivable                 $          0    $      15,819
                                               ------------    -------------
           Accounts payable, trade             $    123,840    $       5,352
                                               ------------    -------------
           Accrued expenses                    $    113,000    $      96,085
                                               ------------    -------------

8.     SUBSEQUENT EVENT:

       As a result of the Partnership's November 27, 1996 default under the terms of the mortgage loan, the Partnership agreed to the appointment of a receiver on the Walsingham Commons on February 3, 1997. All rights, powers, interests and obligations in Walsingham Commons have been transferred to the receiver as of November 27, 1996. The outstanding mortgage balance $3,200,000 is nonrecourse and will be satisified upon the final judgment of foreclosure.

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






COOPERS & LYBRAND LLP
Fort Myers, Florida
March 20, 1997

                  FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER, 31, 1996

  COL. A              COL. B             COL. C                       COL. D             COL. E


                                                               COST CAPITALIZED       GROSS AMT AT WHICH
                                      INITIAL COST              SUBSEQUENT TO           CARRIED AT CLOSE
                                     TO PARTNERSHIP               ACQUISITION                OF PERIOD

                                               BLDGS. &                CARRYING             BLDGS &
DESCRIPTION        ENCUMBRANCES  LAND        IMPRVMENTS  IMPROVEMENTS  COSTS    LAND        IMPROVEMENTS    TOTAL
-----------        ------------  --------    ----------  ------------  -----    ----        --------        ---------
Pink Shell Resort
Ft. Myers, FL      $ 5,764,331   $4,942,432  $3,933,139  $ 9,995,968   $ -0-    $4,942,432   $13,929,107    $18,871,539
                   ===========   ==========  ==========  ===========  =====    ==========   ===========     ===========




                     COL. F         COL. G      COL. H             COL. I

                                                                LIFE IN WHICH
                                                               DEPRECIATION IN
                                   DATE OF                      LATEST INCOME
                   ACCUMULATED     CONSTR        DATE           STATEMENT IS
DESCRIPTION        DEPRECIATION    UCTION      ACQUIRED           COMPUTED
-----------        ------------    -------     --------        ---------------
Pink Shell Resort                  1954-
Ft. Myers, FL      $ 3,798,109     1973         1988             31.5 years
                   ===========


SEE ACCOMPANYING NOTES TO SCHEDULE III

                  FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1996
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


Balance as of 12/31/93                                            $23,867,735

    Additions During 1994:
         Acquisitions through foreclosures          $        0
         Other Acquisitions                          1,198,116
         Improvements, etc.                                  0
         Other                                               0      1,198,116
                                                    ----------
Deductions During Period:
         Cost of real estate sold                  (   237,342)
         Reclassify to Condominium Units           ( 1,305,550)   ( 1,542,892)
                                                    ----------    -----------
Balance as of 12/31/94                                             23,522,959

    Additions During 1995:
         Acquisitions through foreclosures                   0
         Other Acquisitions
         Improvements, etc.                            134,460
         Impairment of Value                        (1,236,502)   ( 1,102,042)
                                                    ----------    -----------
Balance as of 12/31/95                                            $22,420,917

    Additions During 1996:
         Acquisitions through foreclosures                   0
         Other Acquisitions                                  0
         Improvements, etc.                            307,406
         Impairment of Value                                 0        307,406
                                                    ----------
    Deletions During 1996:
         Improvements, etc.                            (10,163)
         Rental property in process of abandonment  (3,846,621)    (3,856,784)
                                                    ----------    -----------
Balance as of 12/31/96                                            $18,871,539
                                                                  ===========

                  FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1996
                    REAL ESTATE AND ACCUMULATED DEPRECIATION



Balance as of 12/31/93                                    $2,373,133

    Depreciation expense for 1994       $ 639,396

    Less accumulated depreciation
    on cottages abandoned                 (45,208)           594,188
                                         --------         ----------

Balance as of 12/31/94                                     2,967,321

    Depreciation expense for 1995         691,181            691,181
                                         --------         ----------

Balance as of 12/31/95                                     3,658,502

    Depreciation expense for 1996         912,448
    Less deletions and rental property
    in process of abandonment            (772,841)           139,607
                                         --------         ----------
Balance as of 12/31/96                                    $3,798,109
                                                          ==========

                   FLORIDA INCOME FUND III LIMITED PARTNERSHIP
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1996
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

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

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (A) AND (B) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Partnership, as an entity, does not have any directors or officers. The Managing General Partner is Mariner Capital Management, Inc. (located at 12800 University Dr., Ste 675, Fort Myers, Florida 33907), a Florida corporation formed for the purpose of becoming the general partner in limited partnerships formed principally to invest in real estate. The Managing General Partner is a wholly owned subsidiary of The Mariner Group, Inc., an Ohio corporation (referred to herein as "Mariner Group"). The executive officers/directors of the Managing General Partner as of December 31, 1996, were as follows: Robert
M. Taylor, Timothy R. Bogott, Lawrence A. Raimondi and Joe K. Blacketer.

Each of the officers named above, except Joe K. Blacketer, has served as an officer of the Mariner Capital Management, Inc., since its incorporation on July 11, 1983. Joe K. Blacketer replaced Michael J. Scullion as a Secretary/ Treasurer as of May 1, 1996.

MCD Real Estate, Inc. (located at 800 Superior Avenue, Suite 2100, Cleveland, Ohio 44114) (referred to herein as "MCD") is a Co-General Partner. MCD is an Ohio corporation and a wholly owned subsidiary of McDonald & Company Securities, Inc., the Managing Dealer of the offering. McDonald & Company Securities, an Ohio corporation, is a wholly owned subsidiary of McDonald
& Company Investments, Inc., a publicly-traded Delaware corporation listed on the New York Stock Exchange. MCD was formed in February of 1981 for the principal purpose of becoming the general partner of limited partnerships formed to provide equity financing for various real estate projects. The directors and officers of MCD as of December 31, 1996, were as follows: James
C. Redinger, Thomas M. O'Donnell and Richard R. Cundiff III.

          (C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

          Not applicable

          (D) FAMILY RELATIONSHIP

          Not applicable

          (E) BUSINESS EXPERIENCE

          ROBERT M. TAYLOR: Age 55, is Chairman of the Board and a Director of the Managing General Partner. He founded Mariner Group in 1971 and served as its President until his election as Chairman and Chief Executive Officer of Mariner Group in 1979. He also serves as an officer or director of various other Affiliates of Mariner Group. Mr. Taylor is a Director of Acme-Cleveland Corporation, Cleveland, Ohio, a manufacturer of machine tools; Barnett Bank of Fort Myers, Fort Myers, Florida; MIL- COM Electronics Corporation, San Antonio, Texas; Florida Council of 100; the Fort Myers Chamber of Commerce, and Chairman of the Business Development Corporation of Southwest Florida, Fort Myers, Florida. Since 1971, Mr. Taylor has directed the completion of over 30 real estate developments in Lee County, Florida. Prior to 1971, Mr. Taylor was a management consultant employed by McKinsey & Company, Inc., Cleveland, Ohio.

          TIMOTHY R. BOGOTT: Age 50, is a Director and the former President of the Managing General Partner. He was involved in all aspects of the organization and management of Florida Income Fund, L.P., Florida Income Fund II and Florida Income Fund III until January 1994 when he became President of South Seas Resorts Company. He joined Mariner Group in 1976 and has held the positions of Project Manager and Director of Administration and Secretary/Treasurer. Prior to 1976, Mr. Bogott was employed as an Assistant Vice President of Palmetto Federal Savings and Loan Association, Fort Myers, Florida (1974-1976) and held various management positions with the First National Bank of Fort Myers (1970-1974). Mr. Bogott was elected Secretary/Treasurer of Mariner Group in 1979 and Vice President -Finance in 1983. Mr. Bogott is also President of Mariner Capital Investment Corporation and is an officer or director of various other Affiliates of Mariner Group.

          LAWRENCE RAIMONDI: Age 49, is President and Director of the Managing General Partner. He became President in January 1994 after serving as Executive Vice President in charge of property acquisitions and financing of partnership debt. He was involved in all property acquisitions for Florida Income Fund, L.P., Florida Income Fund II and Florida Income Fund III. He joined Mariner Group in 1981 and served as Director of Project Finance until joining the general partner. He was employed in the Real Estate Department of Mellon
          Bank from 1969 to 1981 in various capacities with his most recent position being a Commercial Mortgage Officer.

          JOE K. BLACKETER: Age 44, is the Secretary/Treasurer of the Managing General Partner. Mr. Blacketer has been a Certified Public Accountant since 1983. He is a member of the American Institute of Certified Public Accounts (AICPA), and a member of the Florida Institute of Certified Public Accountants (FICPA). Mr. Blacketer joined Mariner Group in 1983. Mr. Blacketer was employed by Coopers & Lybrand, CPA's (1979-1983) prior to that time.

          JAMES C. REDINGER: Age 60. Mr. Redinger joined McDonald & Company (a partnership that transferred all of its assets to McDonald & Company Securities, Inc.) in March 1974, becoming a partner in 1977, working in the area of corporate underwriting and syndication of real estate and oil and gas ventures. He has had extensive experience in site selection, cost projections of both commercial and residential real estate projects and the syndication of such projects through limited partnerships. Mr. Redinger has served as Chairman of the District Nine Committee of the National Association of Securities Dealers, Inc., is a Vice President and a Director of MCD Oil and Gas Company, Inc., a Director of McDonald & Company Venture Capital, Inc., a Director of McDonald & Company Securities, Inc., and a Managing Director of McDonald & Company Securities, Inc.

          THOMAS M. O'DONNELL: Age 61. Mr. O'Donnell joined McDonald & Company in 1965 in the Corporate Finance Department. Mr. O'Donnell became a partner of McDonald & Company in 1968 and has been a member of its Policy Committee since 1971. Mr. O'Donnell is a Chartered Financial Analyst and a member of the Cleveland Society of Security Analysts. Mr. O'Donnell is a director of Seaway Food Town, Inc., Maumee, Ohio, a grocery retailer. Mr. O'Donnell is Chief Executive Officer and Chairman of the Board of McDonald & Company Investments, Inc., Chief Executive Officer and Chairman of the Board of McDonald, which operates an insurance agency; a Director of MCD Oil & Gas Company, Inc., a Director of McDonald & Company Venture Capital, Inc.; and a Director of McDonald Financial Services.

          RICHARD R. CUNDIFF, III: Age 37. Mr. Cundiff joined McDonald & Company in December 1982 and has assisted in the development of the Real Estate and Specialty Finance Department. Specializing in real estate and oil and gas investment banking, his responsibilities include structuring, marketing and monitoring investments in these particular areas. Mr. Cundiff is a First Vice President of McDonald & Company.

          (F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

          No director or officer of the Managing General Partner was involved in any event during the past five years which would be responsive to this question.

ITEM 11. EXECUTIVE COMPENSATION

          (A) CURRENT REMUNERATION OF GENERAL PARTNERS, THEIR DIRECTORS AND OFFICERS

          No direct remuneration was paid or payable by the Partnership for the period ended December 31, 1996, to directors or officers of the General Partners. During the period ended December 31, 1996, no remuneration, direct or indirect, was paid to affiliates of the General Partners, except:

          The General Partners and their affiliates are also entitled to receive compensation for leasing and management fees in an amount not to exceed 5% of gross revenues from residential Partnership properties or 6% of gross revenues produced by commercial Partnership properties. During 1996, 1995 and 1994, $562,098, $555,259 and
          $405,902 were charged to the Partnership.

          The General Partners and their affiliates are also entitled to reimbursement for the actual cost to the General Partners or their affiliates of goods, materials and services used for or by the Partnership and obtained from unaffiliated entities and the cost of services performed by officers and employees of the General Partners and their affiliates which could be performed directly for the Partnership by independent parties. During 1996, 1995 and 1994, $3,238,001, $2,878,501 and $3,332,049 were charged to the Partnership for these services of which $126,840, $101,437 and $117,256 were included in accounts payable and accrued expenses at December 31, 1996, 1995, and 1994 respectively. A portion of this amount is for the payment of insurance premiums which are collected by Mariner Group, Inc. (for all Mariner affiliates) and paid to the carrier on behalf of Florida Income Fund III. The balance is for reimbursement for on-site property management personnel and for reimbursement of other costs for services performed by the General Partner or affiliates which the Partnership would be required to pay to third parties for comparable services in the same geographical location. The increase in General Partner charges for 1994 over prior years is due to management's decision, effective July 1, 1993, to have the employees of the Pink Shell Beach and Bay Resort become employees of Mariner Group, Inc. (parent of Mariner Capital Management, Inc.), which pays the payroll and related benefits and charges the cost back to Pink Shell and for related charges on the 42 unit condominium building.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

See Note 7, Related Party Transactions in Notes to the Financial Statements, on pages 23 and 24 in Item 8.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (A) 1. FINANCIAL STATEMENT SCHEDULES

          The following Financial Statement Schedules of the Partnership are included in Part II, Item 8:

                                                                          PAGE
                                                                          ----

                Report of Independent Accountants                           12

                Balance Sheets as of December 31, 1996 and 1995             13

                Statements of Operation for the three years ended
                1996, 1995 and 1994                                         14

                Statements of Partners' Capital for the three years
                ended 1996, 1995 and 1994                                   15

                Statements of Cash Flows for the three years ended
                1996, 1995 and 1994                                         16

                Notes to Financial Statements                          17 - 24

                Report of Independent Accountants on Schedule III           25

                Schedule III Real Estate and Accumulated Depreciation  26 - 29

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

                        FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                        (Registrant)
                        March 28, 1997

                        By: /s/ LAWRENCE A. RAIMONDI
                            ------------------------------------
                            LAWRENCE A. RAIMONDI
                            President, Director and CEO
                            Mariner Capital Management, Inc.
                            (Principal Executive Officer)



                        By: /s/ JOE K. BLACKETER
                            ------------------------------------
                            JOE K. BLACKETER
                            Mariner Capital Management, Inc.
                           (Principal Financial and Accounting Officer)