Form 10-Q
period 1997-03-31
FLORIDA INCOME FUND III LIMITED PARTNERSHIP
filed 1997-05-14
CIK 826498

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549

                          FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                 FLORIDA INCOME FUND III, L.P.
                            INDEX



PART I                                               PAGE NO.


    FINANCIAL INFORMATION

    Balance Sheets at March 31, 1997
    and December 31, 1996. . . . . . . . . . . . . . . . . .3


    Statements of Income for the Three
    Months Ended March 31, 1997 and 1996 . . . . . . . . . .4


    Statements of Cash Flows for the Three
    Months Ended March 31, 1997 and 1996 . . . . . . . . . .5


    Notes to Financial Statements. . . . . . . . . . . . . .6


    Management's Discussion and Analysis of
    Financial Condition and Results of Operations. . . . .6-8


PART II

    OTHER INFORMATION

    Items 1 through 6. . . . . . . . . . . . . . . . . . . .9


PART III

    Signatures . . . . . . . . . . . . . . . . . . . . . . 10


COVER PAGE


EXHIBIT 27 - Financial Data Schedule

                 PART I - FINANCIAL INFORMATION
          FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                   BALANCE SHEETS (Unaudited)

                                         March 31    Dec. 31
                                         1997        1996
ASSETS

CURRENT ASSETS
Cash                                        667,380     101,108
Accts Recvable Trade, Net of Allowance
  for Doubtful Accts of $17,492 for
  3/31/97 and $19,457 for 12/31/96          541,921     346,767
Notes Receivable                                  0           0
Inventory                                    61,895      68,422
Prepaid Expenses and Other                   32,447     201,608
                                         __________  __________
     Total Current Assets                 1,303,643     717,905

Rental Properties
  Abandonment                             3,082,157   3,082,157
Rental Properties, (Net of accumulated
  depreciation of $4,763,193 at
  3/31/97 $4,562,574 at 12/31/96         14,888,296  15,073,430
Intangible Assets
  Deferred Loan and
  Organizational Costs Net                   42,710      46,326
                                         __________  __________
     Total Assets                        19,316,806  18,919,818

LIABILITIES & PARTNERS' CAPITAL

CURRENT LIABILITIES
Current Maturities of Notes Mtgs Payable    543,573     383,573
Accounts Payable, Trade                     542,689     619,317
Accrued Expenses                            341,052     702,971
Customer and Security Deposits              378,750     453,988
                                         __________  __________
     Total Current Liabilities            1,806,064   2,159,849

Mtgs Payable related to Rental Prpty Mgmt 3,200,000   3,200,000
Mtgs Payable, Less Current Maturities     5,119,827   5,380,758

PARTNERS' CAPITAL
General Partners Capital                    (38,189)    (38,189)
Limited Partners Capital                  8,143,815   8,217,400
Net Income                                1,085,289           0
                                         __________  ___________
  Total Partners' Equity                  9,190,915   8,179,211

  Total Liabilities & Partners' Capitl   19,316,806  18,919,818

See Accompanying Notes to the Financial Statements

           FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                       STATEMENTS OF INCOME
                            (Unaudited)



                                        For Three Months Ended
                                       03/31/97         03/31/96
                                       _________        _________

REVENUES:

Rental Income                          3,667,264        3,541,241

Interest Income                            1,493            4,840
                                       __________       __________
  Total Revenues                       3,668,757        3,546,081


COSTS AND EXPENSES:

Property Operating Expenses            2,175,695        2,071,562

Real Estate Taxes                         48,525           69,315

Interest Expense                         155,014          239,792

Depreciation                             204,234          202,670

Amortization                                   0            4,179
                                       __________       __________

Total Expenses                         2,583,468        2,587,518

  Net Income                           1,085,289          958,563




See Accompanying Notes to the Financial Statements

           FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                     STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                         For The Three Months Ended
                                            3/31/97      3/31/96
                                            _________    __________
Cash flows from operating activities:

Net Income                                  1,085,289     958,563
Adjustments to reconcile net income to
  net cash provided by operations:
     Depreciation & Amortization              204,235     206,849
     (Increase) decrease in Accts recvble    (195,154)    (67,078)
     Prepaid expenses and other               169,161      10,644
  Inventory                                     6,527       4,623
  Increase (decrease) in:
     Accounts payable and Accrued expense    (438,547)     59,925
     Customer & security deposits             (75,238)   (173,648)
     Deferred Income                                0           0
                                            __________   _________
Net Cash flows provided by operating
activities                                    756,273     999,878

Cash flows from investing activities:
  Cost of condominiums sold                         0           0
  Cost of condominium construction                  0           0
  Acquisition of and improvements to
   rental properties                          (15,485)   (123,765)
                                            __________   _________
Net cash used in investing activities         (15,485)   (123,765)

Cash flows from financing activities:
  Loan Origination Fee paid                         0           0
  Partner distributions paid                  (73,585)   (202,359)
  Repayment of long term borrowing           (100,931)    (91,943)
  Proceeds from long term borrowing                 0           0

  Net cash flows used by financing
   activities                                (174,516)   (294,302)

  Net increase (decrease) in cash             566,272     581,811
  Cash December 31                            101,108     164,966
  Cash March 31                               667,380     746,777


See Accompanying Notes to the Financial Statements

              FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1997
                               (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all disclosures necessary for a fair presentation of the Partnership's financial position, results of operations and statements of cash flows in conformity with generally accepted accounting principles as set forth in the Partnership's form 10-K for the period ended December 31, 1996. In management's opinion, all adjustments have been made to the financial statements necessary for a fair presentation of interim periods presented.


NOTE 2 - RELATED PARTY TRANSACTIONS

The General Partner and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $739,648 were incurred during the first quarter of 1997. This compares to $792,025 of costs that were incurred during the first quarter of 1996. The decrease in cost is primarily due to decreases in insurance premiums. An affiliate company, South Seas Resorts Company, Inc., pays the payroll and related benefits and charges them back to the Pink Shell. South Seas Resorts Company, Inc. also provides room reservation services for the resort. During the quarter, the Partnership incurred $220,125 in management fees in accordance with the Partnership agreement. This compares to $208,260 in management fees which were incurred during the first quarter of 1996.


NOTE 3 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position, including interest bearing deposits at March 31, 1997, was $667,380. This compares to its cash position of $101,108 at December 31, 1996. The Partnership's cash position at March 31, 1996, was $746,777.

For the three months ended March 31, 1997, the Partnership's cash increased $566,272. The increase in cash was due to cash flow from operations of $756,273; cash outlays for capital improvements of $15,485; cash outlays for partner distributions of $73,585; and net repayment of long term debt of $100,931.

The Partnership's total investment in properties for its portfolio at March 31, 1997, was $22,733,646. This compares to its total property investment of $22,718,161 at December 31, 1996.

On November 27, 1996, the Partnership defaulted under the terms of a $3,200,000 mortgage loan on the Walsingham Commons Shopping Center. The Partnership agreed to the appointment of a receiver on the Walsingham Commons on February 3, 1997. All rights, powers, interests and obligations in Walsingham Commons have been transferred to the receiver as of November 27, 1996. The outstanding mortgage balance $3,200,000 is nonrecourse and will be satisfied upon the final judgment of foreclosure. Details of this transaction were provided in an 8-K filed on April 15, 1997.

This action was taken in response to a declining rental market in the area of Largo, FL where this property is located. The subject neighborhood has been declining and losing many of the long term tenants to newer buildings located in more desirable areas of Pinellas County. This has resulted in a high supply of vacant space versus very low demand which has in turn led to reduced rental rates. The General Partner was of the opinion that the problem is long term and felt it was economically prudent to default on the mortgage loan to eliminate the negative cash flow being generated by the property.

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

The Partnership paid down $100,931 of principal on long term borrowings during the three month period. Partnership debt as of March 31, 1997, was $8,863,400 as compared to $8,964,331 as of December 31, 1996.

Also during the quarter, the Partnership paid $15,485 for improvements at the Pink Shell in order to refurbish the units and to meet Best Western requirements.

Results of Operations

The Partnership had net income of $1,085,289 for the three months ended March 31, 1997. This compares with net income of $958,563 for the three month period ended March 31, 1996. The increase in net income is due to revenues increasing by $122,676, property operating expenses increasing by $104,133, real estate taxes decreasing by $20,790, interest expense decreasing by $84,778 and depreciation and amortization decreasing by $2,615.

Pink Shell's revenues increased $204,718 due to increased room rates and higher occupancy. Room revenue increased $155,984, store revenue increased $41,577, and other revenues increased $7,157. Interest income decreased $3,347 due to a smaller amount of funds being invested in short term Government Securities.

Property operating expenses have increased for the quarter by $104,133. The Primary increases are in the operations of the Pink Shell. Guaranteed payments to owners have increased $28,097 compared to the first quarter of 1996. This is due to the lease back agreements signed with the 42 unit condominium owners. Marketing expenses have decreased $5,695 and insurance has decreased $37,390. Other operating expense increases are in relation to the increased occupancy and room revenue. The resort has moved to daily housekeeping in order to meet guest expectations and Best Western affiliation requirements.

Real Estate Taxes have decreased $20,790 which reflects the abandonment of Walsingham Commons.

Interest expense decreased by $84,778 due to the Partnership having a lower amount of debt, and due to the abandonment of Walsingham Commons.

Depreciation and amortization have decreased $2,615.

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




                          FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                          MARINER CAPITAL MANAGEMENT, INC.
                          MANAGING GENERAL PARTNER
                          (Registrant)





          5/13/97         By: /s/ LAWRENCE A. RAIMONDI
                          --------------------------------
                          Lawrence A. Raimondi
                          President, Director and CEO
                          Mariner Capital Management, Inc.
                          (Principal Executive Officer)






          5/13/97         By: /s/ JOE K. BLACKETER
                          --------------------------------
                          Joe K. Blacketer
                          Secretary/Treasurer
                          Mariner Capital Management, Inc.
                          (Principal Financial and Accounting
                           Officer)