Form 10-Q
period 1997-06-30
FLORIDA INCOME FUND III LIMITED PARTNERSHIP
filed 1997-08-12
CIK 826498

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

                      FLORIDA INCOME FUND III, L.P.
                                  INDEX



PART I                                                       PAGE NO.


        FINANCIAL INFORMATION

        Balance Sheets at June 30, 1997
        and December 31, 1996 . . . . . . . . . . . . . . . . . . . 3


        Statements of Income for the Three and Six
        Months Ended June 30, 1997 and 1996 . . . . . . . . . . . . 4


        Statements of Cash Flows for the Six
        Months Ended June 30, 1997 and 1996 . . . . . . . . . . . . 5


        Notes to Financial Statements . . . . . . . . . . . . . . . 6


        Management's Discussion and Analysis of
        Financial Condition and Results of Operations . . . . . . 6-8


PART II

        OTHER INFORMATION

        Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . 9


PART III

        Signatures. . . . . . . . . . . . . . . . . . . . . . . . .10


COVER PAGE


EXHIBIT 27 - Financial Data Schedule

                     PART I - FINANCIAL INFORMATION
              FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                       BALANCE SHEETS (Unaudited)

                                               June 30    Dec. 31
                                               1997       1996
ASSETS

CURRENT ASSETS
Cash                                              504,827    101,108
Accts Recvable Trade, Net of Allowance
     for Doubtful Accts of $20,566 for
     6/30/97 and $19,457 for 12/31/96             363,200    346,767
Notes Receivable                                        0          0
Inventory                                          60,783     68,422
Prepaid Expenses and Other                         13,142    201,608
                                               __________ __________
        Total Current Assets                      941,952    717,905

Rental Properties
     Abandonment                                3,082,157  3,082,157
Rental Properties, (Net of accumulated
     depreciation of $4,199,348 at
     6/30/97 $4,562,574 at 12/31/96            14,748,898 15,073,430
Intangible Assets
     Deferred Loan and
     Organizational Costs Net                     39,094      46,326
                                              ___________ __________
        Total Assets                          18,812,101  18,919,818

LIABILITIES & PARTNERS' CAPITAL

CURRENT LIABILITIES
Current Maturities of Notes Mtgs Payable         543,573     383,573
Accounts Payable, Trade                          344,854     619,317
Accrued Expenses                                 348,250     702,971
Customer and Security Deposits                   292,363     453,988
                                              __________  __________
        Total Current Liabilities              1,529,040   2,159,849

Mtgs Payable related to Rental Prpty Mgmt      3,200,000   3,200,000
Mtgs Payable, Less Current Maturities          5,026,497   5,380,758

PARTNERS' CAPITAL
General Partners Capital                         (38,189)    (38,189)
Limited Partners Capital                       7,941,457   8,217,400
Net Income                                     1,153,296           0
                                              __________  __________
     Total Partners' Equity                    9,056,564   8,179,211

     Total Liabilities & Partners' Capitl     18,812,101  18,919,818

See Accompanying Notes to the Financial Statements

              FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                          STATEMENTS OF INCOME
                               (Unaudited)


                          For Three Months Ended  For Six Months Ended
                          06/30/97    06/30/96    06/30/97  06/30/96
                          ______________________  ____________________
REVENUES:

Rental Income             2,503,643   2,599,771   6,170,907 6,141,012

Interest Income               6,252       5,513       7,745    10,353
                          _________   __________  _________ _________
       Total Revenues     2,509,895    2,605,284  6,178,652 6,151,365


COSTS AND EXPENSES:

Property Operating
       Expenses           2,045,981   2,020,869   4,221,676 4,092,431

Real Estate Taxes            48,525      70,011      97,050   139,326

Interest Expense            143,147     233,722     298,161   473,514

Depreciation                200,056     215,797     401,238   418,467

Amortization                  4,179       4,178       7,231     8,357
                          _________   _________   _________ _________

Total Expenses            2,441,888   2,544,577   5,025,356 5,132,095

       Net Income (Loss)     68,007      60,707   1,153,296 1,019,270



See Accompanying Notes to the Financial Statements

              FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)

                                              For The Six Months Ended
                                              6/30/97     6/30/96
                                              _________   __________
Cash flows from operating activities:

Net Income                                    1,153,296   1,019,270
Adjustments to reconcile net income to
     net cash provided by operations:
        Depreciation & Amortization             408,469     426,824
        (Increase) decrease in Accts recvble    (16,432)    100,539
        Prepaid expenses and other               188,466    (44,408)
     Inventory                                     7,639     (5,153)
     Increase (decrease) in:
        Accounts payable and Accrued expense   (629,184)    (44,408)
        Customer & security deposits           (161,625)   (299,616)
                                               ________   _________
Net Cash flows provided by operating
activities                                      950,629   1,153,159

Cash flows from investing activities:
     Acquisition of and improvements to
      rental properties                         (76,706)   (177,302)
                                               _________  _________
Net cash used in investing activities           (76,706)   (177,302)

Cash flows from financing activities:
     Partner distributions paid                (275,943)   (406,606)
     Repayment of long term borrowing          (194,261)   (176,046)
                                              _________   _________
     Net cash flows used by financing
   activities                                  (470,204)   (582,652)

     Net increase (decrease) in cash            403,719     393,205

     Cash December 31                           101,108     164,966

     Cash June 30                               504,827     558,171


See Accompanying Notes to the Financial Statements

              FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS
                              JUNE 30, 1997
                               (Unaudited)

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


NOTE 2 - RELATED PARTY TRANSACTIONS

The General Partner and their affiliates are entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $762,273 were incurred during the second quarter of 1997. This compares to $902,282 of costs that were incurred during the second quarter of 1996. An affiliate company, South Seas Resorts Company, Inc., pays the payroll and related benefits and charges them back to the Pink Shell. South Seas Resorts Company, Inc. also provides room reservation services for the resort. During the quarter, the Partnership incurred $150,877 in management fees in accordance with the Partnership agreement. This compares to $222,213 in management fees which were incurred during the second quarter of 1996.


NOTE 3 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position, including interest bearing deposits at June 30, 1997, was $504,827. This compares to its cash position of $101,108 at December 31, 1996. The Partnership's cash position at June 30, 1996, was $558,171.

For the six months ended June 30, 1997, the Partnership's cash increased $403,719. The increase in cash was due to cash flow from operations of $950,629; cash outlays for capital improvements of $76,706; cash outlays for partner distributions of $275,943; and net repayment of long term debt of $194,261.

The Partnership's total investment in properties for its portfolio at June 30, 1997, was $22,794,867. This compares to its total property investment of $22,718,161 at December 31, 1996.

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

The Partnership paid down $194,261 of principal on long term borrowings during the six month period. Partnership debt as of June 30, 1997, was $8,770,070 as compared to $8,964,331 as of December 31, 1996.

Also during the six months, the Partnership paid $76,706 for improvements at the Pink Shell in order to refurbish the units and to meet Best Western requirements.

Results of Operations

The Partnership had net income of $1,153,296 for the six months ended June 30, 1997. This compares with net income of $1,019,270 for the six month period ended June 31, 1996. The increase in net income is due to revenues increasing by $27,287, property operating expenses increasing by $159,245, real estate taxes decreasing by $42,276, interest expense decreasing by $175,353 and depreciation and amortization decreasing by $18,355.

Pink Shell's revenues increased $293,301 due to increased room rates and higher occupancy. Room revenue increased $248,288, store revenue increased $34,288, and other revenues increased $10,726. Interest income decreased $1,493 due to a smaller amount of funds being invested in short term Government Securities.

Property operating expenses have increased for the six months by $129,245. The Primary increases are in the operations of the Pink Shell. Guaranteed payments to owners have increased $25,135 compared to the first six months of 1996. This is due to the lease back agreements signed with the 42 unit condominium owners. Marketing expenses have decreased $5,695 and insurance has increased $28,537. Other operating expense increases are in relation to the increased occupancy and room revenue. The resort has moved to daily housekeeping in order to meet guest expectations and Best Western affiliation requirements.

Real Estate Taxes have decreased $42,276 which reflects the abandonment of Walsingham Commons.

Interest expense decreased by $175,353 due to the Partnership having a lower amount of debt, and due to the abandonment of Walsingham Commons.

Depreciation and amortization have decreased $18,355.

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




                          FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                          MARINER CAPITAL MANAGEMENT, INC.
                          MANAGING GENERAL PARTNER
                          (Registrant)





          8/12/97         By: /s/ LAWRENCE A. RAIMONDI
                          --------------------------------
                          Lawrence A. Raimondi
                          President, Director and CEO
                          Mariner Capital Management, Inc.
                          (Principal Executive Officer)






          8/12/97         By: /s/ JOE K. BLACKETER
                          --------------------------------
                          Joe K. Blacketer
                          Secretary/Treasurer
                          Mariner Capital Management, Inc.
                          (Principal Financial and Accounting
                           Officer)