Form 10-Q
period 1997-09-30
FLORIDA INCOME FUND III LIMITED PARTNERSHIP
filed 1997-11-07
CIK 826498

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
1997

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

                   FLORIDA INCOME FUND III, L.P.
                               INDEX



PART I                                                    PAGE NO.


     FINANCIAL INFORMATION

     Balance Sheets at September 30, 1997
     and December 31, 1996 . . . . . . . . . . . . . . . . . . . 3


     Statements of Income for the Three and Nine
     Months Ended September 30, 1997 and 1996. . . . . . . . . . 4


     Statements of Cash Flows for the Nine
     Months Ended September 30, 1997 and 1996. . . . . . . . . . 5


     Notes to Financial Statements . . . . . . . . . . . . . . . 6


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . 6-8


PART II

     OTHER INFORMATION

     Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . 9


PART III

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . .10


COVER PAGE


EXHIBIT 27 - Financial Data Schedule

                  PART I - FINANCIAL INFORMATION
           FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                    BALANCE SHEETS (Unaudited)

                                           Sept 30     Dec. 31
                                           1997        1996
                                           -------     -------
ASSETS

CURRENT ASSETS
Cash                                          358,772     101,108
Accts Recvable Trade, Net of Allowance
  for Doubtful Accts of $22,219 for
  9/30/97 and $19,457 for 12/31/96            285,684     346,767
Notes Receivable                                    0           0
Inventory                                      65,180      68,422
Prepaid Expenses and Other                     48,925     201,608
                                           __________   _________
     Total Current Assets                     758,561     717,905

Rental Properties
  Abandonment                               3,082,157   3,082,157
Rental Properties, (Net of accumulated
  depreciation of $4,399,967 at
  9/30/97 $4,562,574 at 12/31/96           14,609,743  15,073,430
Intangible Assets
  Deferred Loan and
  Organizational Costs Net                     35,479      46,326
                                           __________  __________
     Total Assets                          18,485,940  18,919,818

LIABILITIES & PARTNERS' CAPITAL

CURRENT LIABILITIES
Current Maturities of Notes Mtgs Payable      543,573     383,573
Accounts Payable, Trade                       318,089     619,317
Accrued Expenses                              449,153     702,971
Customer and Security Deposits                485,394     453,988
                                           __________  __________
     Total Current Liabilities              1,796,209   2,159,849

Mtgs Payable related to Rental Prpty Mgmt   3,200,000   3,200,000
Mtgs Payable, Less Current Maturities       4,931,335   5,380,758

PARTNERS' CAPITAL
General Partners Capital                      (38,189)    (38,189)
Limited Partners Capital                    7,739,285   8,217,400
Net Income                                    857,300           0
                                           __________  __________
  Total Partners' Equity                    8,558,396   8,179,211

  Total Liabilities & Partners' Capitl     18,485,940  18,919,818

See Accompanying Notes to the Financial Statements

           FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                       STATEMENTS OF INCOME
                            (Unaudited)


                      For Three Months Ended   For Nine Months Ended
                      09/30/97     09/30/96    09/30/97  09/30/96
                      ______________________   ____________________
REVENUES:

Rental Income         2,000,000    1,831,316   8,170,907 7,972,328

Interest Income           4,986        6,224      12,731    16,577
                      _________    _________   _________ _________
    Total Revenues    2,004,986    1,837,540   8,183,638 7,988,905


COSTS AND EXPENSES:

Property Operating
    Expenses          1,901,722    1,857,818   6,123,398 5,950,249

Real Estate Taxes        48,525       70,012     145,575   209,338

Interest Expense        146,501      232,745     444,662   706,259

Depreciation            200,619      215,796     601,857   634,263

Amortization              3,615        4,179      10,846    12,536
                      _________    _________   _________ _________

Total Expenses        2,300,982    2,380,550   7,326,338 7,512,645

    Net Income (Loss)  (295,996)    (543,010)    857,300   476,260



See Accompanying Notes to the Financial Statements

           FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                     STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                          For The Nine Months Ended
                                           9/30/97     9/30/96
                                           _________   __________
Cash flows from operating activities:

Net Income                                   857,300     476,260
Adjustments to reconcile net income to
  net cash provided by operations:
     Depreciation & Amortization             612,703     646,799
     (Increase) decrease in Accts recvble     61,084     167,696
     Prepaid expenses and other              152,683     (26,484)
  Inventory                                    3,242      (4,421)
  Increase (decrease) in:
     Accounts payable and Accrued expense   (555,046)    (28,359)
     Customer & security deposits             31,406    (170,292)
                                           __________  __________
Net Cash flows provided by operating
activities                                 1,163,372   1,061,199

Cash flows from investing activities:
  Acquisition of and improvements to
   rental properties                        (138,170)   (286,303)
                                           __________  __________
Net cash used in investing activities       (138,170)   (286,303)

Cash flows from financing activities:
  Partner distributions paid                (478,115)   (608,277)
  Repayment of long term borrowing          (289,423)   (262,367)
                                           __________  __________
  Net cash flows used by financing
   activities                               (767,538)   (870,644)

  Net increase (decrease) in cash            257,664     (95,748)

  Cash December 31                           101,108     164,966

  Cash September 30                          358,772      69,218


See Accompanying Notes to the Financial Statements

              FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1997
                               (Unaudited)

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


NOTE 2 - RELATED PARTY TRANSACTIONS

The General Partner and their affiliates are entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $664,829 were incurred during the third quarter of 1997. This compares to $783,090 of costs that were incurred during the third quarter of 1996. An affiliate company, South Seas Resorts Company, Inc., pays the payroll and related benefits and charges them back to the Pink Shell. South Seas Resorts Company, Inc. also provides room reservation services for the resort. During the quarter, the Partnership incurred $120,015 in management fees in accordance with the Partnership agreement. This compares to $102,336 in management fees which were incurred during the third quarter of 1996.


NOTE 3 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position, including interest bearing deposits at September 30, 1997, was $358,772. This compares to its cash position of $101,108 at December 31, 1996. The Partnership's cash position at September 30, 1996, was $69,218.

For the nine months ended September 30, 1997, the Partnership's cash increased $257,664. The increase in cash was due to cash flow from operations of $1,163,372; cash outlays for capital improvements of $138,170; cash outlays for partner distributions of $478,115; and net repayment of long term debt of $289,423.

The Partnership's total investment in properties for its portfolio at September 30, 1997, was $22,856,331. This compares to its total property investment of $22,718,161 at December 31, 1996.

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

The Partnership paid down $289,423 of principal on long term borrowings during the nine month period. Partnership debt as of September 30, 1997, was $8,674,908 as compared to $8,964,331 as of December 31, 1996.

Also during the nine months, the Partnership paid $138,170 for improvements at the Pink Shell in order to refurbish the units and to meet Best Western requirements.

Results of Operations

The Partnership had net income of $857,300 for the nine months ended September 30, 1997. This compares with net income of $476,260 for the nine month period ended September 30, 1996. The increase in net income is due to revenues increasing by $194,733, property operating expenses increasing by $173,149, real estate taxes decreasing by $63,763, interest expense decreasing by $261,597 and depreciation and amortization decreasing by $34,096.

Pink Shell's revenues increased $579,912 due to increased room rates and higher occupancy. Room revenue increased $500,249, store revenue increased $55,404, and other revenues increased $24,259. Interest income decreased $3,846 due to a smaller amount of funds being invested in short term Government Securities.

Property operating expenses have increased for the nine months by $173,149. The Primary increases are in the operations of the Pink Shell. Guaranteed payments to owners have increased $37,758 compared to the first nine months of 1996. This is due to the lease back agreements signed with the 42 unit condominium owners. Marketing expenses have increased $33,922 and insurance has decreased $116,394. Other operating expense increases are in relation to the increased occupancy and room revenue. The resort has moved to daily housekeeping in order to meet guest expectations and Best Western affiliation requirements.

Real Estate Taxes have decreased $63,763 which reflects the abandonment of Walsingham Commons.

Interest expense decreased by $261,597 due to the Partnership having a lower amount of debt, and due to the abandonment of Walsingham Commons.

Depreciation and amortization have decreased $34,096.

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




                          FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                          MARINER CAPITAL MANAGEMENT, INC.
                          MANAGING GENERAL PARTNER
                          (Registrant)





          11/7/97         By: /s/ LAWRENCE A. RAIMONDI
                          --------------------------------
                          Lawrence A. Raimondi
                          President, Director and CEO
                          Mariner Capital Management, Inc.
                          (Principal Executive Officer)






          11/7/97         By: /s/ JOE K. BLACKETER
                          --------------------------------
                          Joe K. Blacketer
                          Secretary/Treasurer
                          Mariner Capital Management, Inc.
                          (Principal Financial and Accounting
                           Officer)