Form 10-K405
period 1997-12-31
FLORIDA INCOME FUND III LIMITED PARTNERSHIP
filed 1998-03-31
CIK 826498

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR FISCAL YEAR ENDED DECEMBER 31, 1997

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

                  FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                                FORM 10-K - 1997
                       CONTENTS AND CROSS REFERENCE INDEX

PART   ITEM                                                          FORM 10-K
 NO.   NO.                    DESCRIPTION                             PAGE NO.
----   ----                   -----------                            ---------
I       1     Business                                                       3

        2     Properties                                                 4 - 6

        3     Legal Proceedings                                              6

        4     Submission of Matters to a Vote of
              Security Holders                                               6

II      5     Market for Registrant's Partnership
              Equity and Related Partner Matters                             7

        6     Selected Financial Data                                        7

        7     Management's Discussion and Analysis of
              Financial Condition and Results of Operations             8 - 11

        8     Financial Statements and Supplementary Data              12 - 30

        9     Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                        31

III     10    Directors and Executive Officers of
              the Registrant                                           31 - 33

        11    Executive Compensation                                   33 - 35

        12    Security Ownership of Certain Beneficial
              Owners and Management                                         35

        13    Certain Relationships and Related Party
              Transactions                                                  35

IV      14    Exhibits, Financial Statement Schedules
              and Reports on Form 8-K                                       36

              Signatures                                                    37

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

         Total initial minimum payments associated with these leases are as follows:

                                            INITIAL
                                           MIN. LEASE            TOTAL
         EXPIRATION DATE      NO. UNITS     PAYMENTS            PAYMENT
         ---------------      ---------    ----------           -------
         December 21, 2000       11         130,833             $1,439,163
         December 31, 2002       15         186,500              2,797,500
         December 31, 2005       16         273,750              4,380,000
                                                                ----------
                                                                $8,616,663
                                                                ==========

         Future minimum lease payments at December 31, 1997 are projected as follows:


                                               1998            $1,113,000
                                               1999             1,134,000
                                               2000               902,917
                                               2001               868,000
                                               2002               527,250
                                            Thereafter          1,018,500
                                                               ----------
                                                               $5,563,667
                                                               ==========

         The $8,000,000 first mortgage on the resort was paid down by $1,637,000, from proceeds from the condo unit sales, in 1995.

         Subsequent to December 31, 1997, the Partnership entered into a Purchase Agreement with a hotel company to sell the Pink Shell. Limited Partners approval of this proposed transaction is expected to be solicited in March or April of 1998. If approved, the sale could close in the second quarter of 1998. The general partners would then adopt a formal plan of liquidation, in accordance with the Partnership agreement, which would be implemented as soon as all the terms and conditions of the sale are satisfied.

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
                                                          ----------
                                                          $5,023,778
                                                          ==========

         On May 16, 1990, the Partnership borrowed $3,200,000 on the Walsingham Commons Shopping Center with a life insurance company. This loan carries a fixed interest rate of 9.625%. The payment terms provide for monthly interest through June 1, 1997, at which time the principal was due.

         During 1995, management provided a provision for write down of Walsingham Commons of $1,236,502 to reflect the current net realizable value of the property.

         As a result of the Partnership's November 27, 1996 default under the terms of the above mentioned mortgage loan, the Partnership agreed to the appointment of a receiver on the Walsingham Commons on February 3, 1997. All rights, powers, interests and obligations in Walsingham Commons have been transferred to the receiver as of November 27, 1996. The outstanding mortgage balance of $3,200,000 is nonrecourse and will be satisfied upon the final judgment of foreclosure. The foreclosure proceedings had not been finalized at December 31, 1997.

         This action was taken in response to a declining rental market in the area of Largo, FL where this property is located. The subject neighborhood has been declining and losing many of the long term tenants to newer buildings located in more desirable areas of Pinellas County. This resulted in a high supply of vacant space versus very low demand which in turn led to reduced rental rates. The General Partner was of the opinion that the problem is long term and felt it was economically prudent to default on the mortgage loan to eliminate the negative cash flow being generated by the property.


ITEM 3. LEGAL PROCEEDINGS

The Partnership is not a party to nor is any of the Partnership's property the subject of any material pending legal proceedings.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS'S PARTNERSHIP EQUITY AND RELATED PARTNER MATTERS

The units were not traded on any public market and it is not contemplated for these units to be traded on any public market in the future. As of December 31, 1997, there were 1132 Limited Partners.

The Partnership commenced paying quarterly cash distributions in October 1988. During 1997, 1996 and 1995, the total cash distributions were $679,605, $680,661 and $680,661, respectively. The Partnership intends to distribute operating cash produced by the Partnership on a quarterly basis in 1998 or until the potential sale discussed in Item 2 above takes place.



ITEM 6. SELECTED FINANCIAL DATA

                                       1997             1996              1995             1994            1993
                                       ----             ----              ----             ----            ----
Operating revenues (including
interest income of $15,081, $17,992,
$53,663, $11,697 and $18,081 for
1997, 1996, 1995, 1994 and 1993        $10,050,298      $ 9,828,999      $11,477,902       $ 6,765,804      $ 7,007,502

Net income (loss)                      $   673,929      $   (63,805)     $ 1,061,549       $  (755,983)     $   233,744

Net income (loss) per weighted
average Limited Partnership unit       $     45.33      $     (4.29)     $     71.40       $    (50.85)     $     15.72

Total assets                           $18,293,585      $18,919,818      $19,590,595       $29,078,498      $22,607,756

Mortgages and notes payable            $ 8,577,510      $ 8,964,331      $ 9,315,294       $15,603,279      $11,586,872

Distributions to Limited Partners      $   679,605      $   680,661      $   680,661       $   589,155      $ 1,030,278

Distributions per Limited
Partnership unit                       $     46.18      $     46.25      $     46.25       $     40.03      $     70.01

Partners' equity                       $ 8,173,535      $ 8,179,211      $ 8,923,677       $ 8,542,789      $ 9,887,927

Book value per Limited
Partnership unit                       $    557.52      $    558.36      $    608.91       $    583.74      $    674.63

Also, refer to Item #8 and the audited Financial Statements referred to herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY - The principal source of the Partnership's liquidity is income from a hospitality property purchased for the Partnership's portfolio (as described in Results of Operations), and the cash reserves held in interest-bearing accounts.

The Partnership had one loan in the amount of $2,183 which matured in 1997. The Partnership has one mortgage that matures in 1998 in the amount of $160,000.

Management believes that 1998 distribution levels from operations will be similar to 1997 until the potential sale discussed in Item 2 above takes place.

As discussed above and in Item 2 regarding Pink Shell Resort, Management anticipates the potential liquidation of this Partnership during 1998.

CAPITAL RESOURCES - As of December 31, 1997, the Partnership had $156,000 in cash and interest bearing deposits.

The Pink Shell (net of accumulated depreciation of $4,536,637 was carried at $14,485,000. Property and equipment purchases of $150,098 were a result of refurbishing the cottages at the Pink Shell property. Walsingham Commons Shopping Center was written down in 1995 by $1,236,502 to reflect market value of the asset. It is carried at $3,082,157 (net of accumulated depreciation of $764,464).

The Partnership has entered into long term leases with the owners of the condominium units. These leases are more fully described in Item 2.

RESULTS OF OPERATIONS

COMPARISON OF THE FISCAL YEARS ENDED DECEMBER 31, 1997 AND 1996

During the years ended December 31, 1997 and 1996, the Partnership's principal sources of revenue were rental income of $8,486,992 and $8,300,728, interest income of $15,081 and $17,992, expense reimbursements from tenants of $0 and $142,618 and food, beverage and retail revenue of $1,548,225 and $1,367,661, respectively.

Rental income at the Pink Shell Resort increased $621,323. The increase at Pink Shell was due to achieving a higher average daily rate and higher occupancy.

During 1997 the Pink Shell rented 3,492 more rooms at an average daily rate of $147.59.

Interest income decreased due to fewer funds invested.

Food, beverage and retail income increased at the Pink Shell by $180,564. This is due to much higher occupancy at the property. Food, beverage and retail expenses increased $148,283.

Property operating expenses decreased by $159,390 mostly due to the pending foreclosure of Walsingham Commons. Pink Shell lease payments increased $21,002. Marketing costs increased $40,895, room costs increased $62,699. Administrative and general expenses increased $22,304. Other expenses increased $15,560.

Interest expense decreased $294,987 due to the decrease in outstanding Partnership debt and the pending foreclosure of Walsingham Commons. The Partnership's outstanding debt at December 31, 1997, was $8,577,510 as compared to $8,964,331 at December 31, 1996.

Real Estate Taxes decreased $36,417.


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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Balance Sheets of the Partnership as of December 31, 1997 and 1996 and the Statements of Operations, Statements of Partner's Capital and Statements of Cash Flows of the Partnership for each of the three years in the period ended December 31, 1997, as well as the Notes to Financial Statements and Schedule III and the Report of Independent Accountants there on, dated March 10, 1998, are set forth herein:

REPORT OF INDEPENDENT ACCOUNTANTS


To the Partners
Florida Income Fund III, Limited Partnership


We have audited the accompanying balance sheets of Florida Income Fund III, Limited Partnership, as of December 31, 1997 and 1996, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Florida Income Fund III, Limited Partnership, as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.






                                            COOPERS & LYBRAND L.L.P.
Tampa, Florida
March 10, 1998

FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
BALANCE SHEETS
December 31, 1997 and 1996

           ASSETS                                                1997                 1996
                                                             ------------        -------------
CURRENT ASSETS
   Cash and cash equivalents                                 $   156,000         $    101,108
   Accounts receivable, trade                                    377,930              346,767
   Inventory                                                      69,837               68,422
   Prepaid expenses and other                                     90,797              201,608
                                                             ------------        ------------
      Total current assets                                       694,564              717,905
                                                             ------------        ------------

RENTAL PROPERTY UNDER FORECLOSURE                              3,082,157            3,082,157
                                                             ------------        ------------

RENTAL PROPERTIES, net                                        14,485,000           15,073,430
                                                             ------------        ------------

INTANGIBLE ASSETS
   Deferred loan and organizational costs, net                    31,864               46,326
                                                             ------------        -------------
      Total assets                                           $18,293,585         $ 18,919,818
                                                             ============        =============

LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
   Current maturities of mortgages and notes payable         $   722,549         $    383,573
   Accounts payable, trade                                       405,986              619,317
   Accrued expenses                                              265,608              508,872
   Customer and security deposits, rentals                       504,885              453,988
   Property taxes payable                                        216,061              194,099
                                                             ------------        ------------
      Total current liabilities                                2,115,089            2,159,849
                                                             ------------        ------------
MORTGAGE PAYABLE RELATED TO RENTAL PROPERTY
UNDER FORECLOSURE                                              3,200,000            3,200,000
                                                             ------------        ------------

MORTGAGES AND NOTES PAYABLE, less current maturities           4,804,961            5,380,758
                                                             ------------        ------------
COMMITMENTS AND CONTINGENCIES

PARTNERS' CAPITAL
   General partners deficiency                                   (31,450)             (38,189)
   Limited partners, 20,000 limited partnership units
     authorized; 14,717 issued and outstanding                 8,204,985            8,217,400
                                                             ------------        ------------

      Total partners' capital                                  8,173,535            8,179,211
                                                             ------------        ------------
      Total liabilities and partners' capital                $18,293,585         $ 18,919,818
                                                             ============        ============
RM80

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
years ended December 31, 1997, 1996 and 1995



                                                                       1997            1996             1995
                                                                       ----            ----             ----
Revenues
   Rental income                                                  $  8,486,992      $   8,300,728     $   7,618,033
   Food, beverage and retail income                                  1,548,225          1,367,661         1,373,246
   Interest income                                                      15,081             17,992            53,663
   Tenant reimbursements                                                     0            142,618           122,303
   Other income                                                              0                  0             3,551
   Gain on sale of condominium units                                         0                  0         2,307,106
                                                                 ----------------   -------------    -----------

                                                                    10,050,298          9,828,999        11,477,902
                                                                 ----------------   -------------    -----------
Expenses
   Property operating expenses                                       6,876,266          7,035,660         6,313,848
   Cost of food, beverage and retail sales                             955,893            807,610           803,585
   Depreciation                                                        738,528            912,448           691,182
   Interest expense                                                    589,612            884,599         1,086,357
   Interest expense-affiliated                                               0                  0            19,044
   Property taxes                                                      216,070            252,487           265,835
   Loss on impairment of rental property                                     0                  0         1,236,502
                                                                 ----------------   -------------     ------------

                                                                     9,376,369          9,892,804       10,416,353
                                                                 ----------------   -------------    -------------

      Net income (loss)                                           $    673,929      $     (63,805)    $  1,061,549
                                                                 ================    ============    =============

Net income (loss) allocated to general partner                    $      6,739      $        (638)    $     10,615
                                                                 ================   =============    =============

Net income (loss) allocated to limited partners                   $    667,190      $     (63,167)    $  1,050,934
                                                                 ================   =============    =============

Net income (loss) per limited partner unit                        $      45.33      $       (4.29)    $      71.40
                                                                 ================   =============    =============

Distributions per limited partner unit                            $      46.18      $       46.25     $      46.25
                                                                 ================   =============    =============

Weighted average limited partner units outstanding                      14,717             14,717           14,717
                                                                 ================   =============    =============

The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
STATEMENTS OF PARTNERS' CAPITAL
years ended December 31, 1997, 1996, and 1995



                                  GENERAL          LIMITED
                                  PARTNERS         PARTNERS          TOTAL
                                  --------         ------------      -----------

Balances, December 31, 1994      $ (48,166)        $  8,590,955      $ 8,542,789

      Distributions                      0             (680,661)        (680,661)

      Net income                    10,615            1,050,934        1,061,549
                                 ----------        ------------      -----------
Balances, December 31, 1995        (37,551)           8,961,228        8,923,677

      Distributions                      0             (680,661)        (680,661)

      Net income (loss)               (638)             (63,167)         (63,805)
                                 ----------        ------------       ----------
Balances, December 31, 1996        (38,189)           8,217,400        8,179,211

      Distributions                      0             (679,605)        (679,605)

      Net income                     6,739              667,190          673,929
                                 ----------        ------------      -----------
Balances, December 31, 1997      $ (31,450)        $  8,204,985      $ 8,173,535

                                 ==========        ============      ===========


The accompanying notes are an integral part of these financial statements.

FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
years ended December 31, 1997, 1996 and 1995


                                                                          1997               1996              1995
                                                                          ----               ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                               $     673,929      $    (63,805)       $   1,061,549
   Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
      Gain on sale of condominium units                                        0                 0           (2,307,106)
      Loss on impairment of rental property                                    0                 0            1,236,502
      Depreciation                                                       738,528           912,448              691,197
      Amortization of loan costs                                          14,462            36,748               40,343
      (Increase) decrease in:
        Accounts receivable                                              (31,163)            4,464             (145,798)
        Notes receivable                                                       0             3,038                  757
        Inventory                                                         (1,415)          (10,111)               9,062
        Prepaid expenses and other                                        110,811           (32,262)             (35,918)
        Restricted cash                                                        0                 0            1,899,357
      Increase (decrease) in:
        Accounts payable, trade and accrued expenses                    (434,633)          504,976             (709,235)
        Customer and security deposits, rentals                           50,897           (80,324)             176,471
        Customer deposits, condominium units                                   0                 0           (1,899,357)
                                                                   ----------------  ----------------  ----------------
           Net cash provided by operating activities                   1,121,416         1,275,172               17,824
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from sale of condominium units                                     0                 0            7,719,236
   Work in progress, condominium units                                         0                 0             (849,117)
   Additions to rental property                                         (150,098)         (307,406)            (134,476)
                                                                   ----------------  ----------------  ----------------
          Net cash (used in) provided by investing activities           (150,098)         (307,406)           6,735,643
                                                                   ----------------  ----------------  ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of cash advanced by general partner                               0                 0              (25,000)
   Proceeds from borrowings from affiliated companies                    150,000                 0                    0
   Proceeds of borrowings from unaffiliated companies                          0                 0                6,822
   Repayment of borrowings from unaffiliated companies                  (386,821)         (350,963)          (5,594,807)
   Repayment of borrowings to affiliates                                       0                 0             (700,000)
   Loan origination fees paid                                                  0                 0               (9,799)
   Partner distributions paid                                           (679,605)         (680,661)            (680,661)
                                                                   ----------------  ----------------  ----------------
          Net cash used in financing activities                         (916,426)       (1,031,624)          (7,003,445)
                                                                   ----------------  ----------------  ----------------
Net increase (decrease) in cash and cash equivalents                      54,892           (63,858)            (249,978)
Cash and cash equivalents at beginning of year                           101,108           164,966              414,944
                                                                   ----------------  ----------------  ----------------

Cash and cash equivalents at end of year                          $      156,000     $     101,108       $      164,966
                                                                   ================  ================   ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Cash paid during the year for interest                         $      589,612     $     847,556       $    1,102,243
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

          RENTAL INCOME: Revenues from operation of the resort are recognized when services are provided to guests.

          WEIGHTED AVERAGE NUMBER OF LIMITED PARTNER UNITS OUTSTANDING: Net income (loss) and distributions per limited partner unit are calculated based upon the weighted average number of units of limited partnership interest outstanding for the years ended December 31, 1997, 1996 and 1995.

          CASH EQUIVALENTS: For purposes of the statement of cash flows, the Partnership considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

          RENTAL PROPERTIES: Rental properties are carried at cost less accumulated depreciation. Depreciation is computed principally under the straight-line method over the estimated useful lives (31.5 years) of the assets. Repairs and maintenance are included in operating expenses and improvements are capitalized.

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

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          RENTAL PROPERTIES, CONTINUED

          Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" (SFAS 121) requires that long-lived assets and certain identifiable intangibles to be held and used be reviewed for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. In assessing recoverability, estimates of future cash flows expected to result from the use of the asset and its eventual disposition should be used. If the sum of the expected future cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss should be recognized based on the value of the asset. Management reviews on a periodic basis its property holdings and believes that an impairment of the Walsingham Commons property exists. A loss of approximately $1,237,000 on impairment of the Walsingham Commons property was recognized in the year ended December 31, 1995.

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

       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

          FAIR VALUE OF FINANCIAL INSTRUMENTS: Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires that the Partnership disclose estimated fair values of financial instruments. The recorded value for cash and cash equivalents approximates fair value because of the short maturity of these instruments. The fair value of the Partnership's short- and long-term notes and mortgages payable at December 31, 1997, based upon market rates, approximates the amounts disclosed in Note 4.

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

          RECLASSIFICATIONS: Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the current year presentation. These reclassifications have no effect on the net income or partners' capital previously reported.


2.     CONDOMINIUM UNITS:

       At the Pink Shell Resort site, the Partnership constructed a 42-unit condominium complex which was sold and leased back to the Partnership as of December 31, 1995. The Partnership received a certificate of occupancy in February 1995 with closing on the condominium units occurring in February and March 1995.

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

       Total closing proceeds from the sale of the 42 unit condominium complex in the year ended December 31, 1995 was approximately $9,573,000. The cost of the condominium complex was approximately $7,138,000 (including capitalized interest of $36,088 and $114,154 in 1995 and 1994, respectively). Selling expenses totaled approximately $173,600, resulting in a gain of $2,307,106. Closing proceeds were used to pay down related mortgages and notes by approximately $6,283,000.

3.     RENTAL PROPERTIES:

       Rental properties consisted of the following at December 31:

                                                            1997            1996
                                                            ----            ----
        Land                                         $  4,942,432      $    4,942,432
        Buildings, improvements and equipments         14,079,205          13,929,107
                                                    ----------------  ----------------
                                                       19,021,637          18,871,539
        Accumulated depreciation                       (4,536,637)         (3,798,109)
                                                    ----------------  ----------------

                                                     $ 14,485,000      $   15,073,430
                                                    ================  ================

        Depreciation expense was approximately $738,500, $912,400 and $691,200 for 1997, 1996 and 1995, respectively.

        Additionally, the Partnership has entered into Furniture and Furnishings lease agreements with all 42 condoninium owners. The lease states that the owner shall pay the Partnership base rent of $9,900 payable in 60 equal installments of $165 over the five year lease term.

        Future minimum annual rentals from lease leases will be approximately as follows:

                                                     1998   $ 83,160
                                                     1999     83,160
                                                     2000     83,160
                                                     2001     13,860
                                                            -------
                                                            $263,340

4.     DEFERRED LOAN COSTS:

       Deferred loan costs at December 31 are as follows:

                                             1997              1996

        Deferred loan costs          $  142,262        $      142,262

        Accumulated amortization       (110,398)              (95,936)
                                    ----------------  ----------------
                                     $   31,864        $       46,326
                                    ================  ================

       Additions to deferred loan costs relate to modifications of note terms and other refinancing transactions during the years ended December 31, 1997 and 1996. Certain loan costs became fully amortized during the years ended December 31, 1997 and 1996 and, therefore, were written off. Amortization expense was approximately $14,500, $36,700 and $38,600 for 1997, 1996, and 1995, respectively.

5.     MORTGAGES AND NOTES PAYABLE:

       Mortgages and notes payable consisted of the following at December 31:

                                                                                       1997              1996
        Affiliated debt:
              Note payable to management company, balloon payment of
                $150,000 plus interest at 11% due February 1998                  $     150,000     $            0
        Unaffiliated debt:
              Mortgage payable to a bank, monthly payment of $78,409
                including interest at 10.5%, final payment due April 2000            5,217,510          5,592,148

           Other mortgages and notes payable:
              Mortgage payable to individual, quarterly interest payments at
                7%, principal payments of $10,000 every March, final
                balloon payment of $160,000 plus interest due January 1998             160,000            170,000

              Other                                                                          0              2,183
                                                                                ----------------  ----------------

                Total other mortgages and notes payable                                160,000            172,183
                                                                                ----------------  ----------------

                   Total mortgages and notes payable                                 5,527,510          5,764,331

           Less current maturities                                                    (722,549)          (383,573)
                                                                                ----------------  ----------------

                   Total long term debt less current maturities                  $   4,804,961     $    5,380,758
                                                                                ================  ================
       The mortgage payable to bank includes certain covenants primarily related to administrative matters and the availability of certain financial data.


Long-term debt less current maturities is scheduled to mature approximately as follows:


              1999                     $     458,013
              2000                         4,346,948
                                      ----------------
                                       $   4,804,961
                                      ================


       The Pink Shell Beach and Bay Resort property is pledged as collateral for the mortgage payable to a bank.

6.     LEASE COMMITMENTS:

          The Partnership has entered into five to ten year operating leases with 42 condominium owners at the Pink Shell Resort property. The estimated future minimum lease payments associated with these operating leases are as follows:

              1998                               1,113,000
              1999                               1,134,000
              2000                                 902,917
              2001                                 868,000
              2002                                 527,250
              Thereafter                         1,018,500
                                          ----------------
                                          $      5,563,667
                                          ================

          Lease expense for the years ending December 31, 1997, 1996 and 1995 was approximately $1,092,000, $1,071,000 and $907,800, respectively.



7.     RELATED PARTY TRANSACTIONS:

       The Partnership participated in the following related party transactions:

          The general partners and their affiliates are entitled to receive compensation for leasing and management fees in an amount not to exceed 5% of gross revenues from residential Partnership properties or 6% of gross revenues produced by commercial Partnership properties. Total management fees of approximately $602,800, $562,000 and $555,300 were incurred for the years ending December 31, 1997, 1996 and 1995, respectively.

          The general partners and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees and officers of a general partner or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Expenses amounting to approximately $2,836,000, $3,238,000 and $2,878,500 were incurred during the years ending December 31, 1997, 1996 and 1995, respectively. Effective July 1, 1993, the employees of the Pink Shell Beach and Bay Resort become employees of Mariner Group, Inc. (parent of MCM), which pays the payroll and related benefits and charges the cost back to Pink Shell.

          Amounts due from and to the general partner and its affiliates arising from normal business operations are included in account balances as follows at December 31:

                                                    1997            1996
                                               ------------    -------------
           Accounts payable, trade             $   161,614     $    123,840
                                               ------------    -------------
           Accrued expenses                    $   144,362     $    113,000
                                               ------------    -------------

8.     RENTAL PROPERTY UNDER FORECLOSURE:

       As a result of the Partnership's November 27, 1996 default under the terms of the mortgage loan, the Partnership agreed to the appointment of a receiver on the Walsingham Commons on February 3, 1997. All rights, powers, interests and obligations in Walsingham Commons have been transferred to the receiver as of November 27, 1996. The outstanding mortgage balance of $3,200,000 is non-recourse and will be satisfied upon the final judgment of foreclosure. The foreclosure proceedings had not been finalized at December 31, 1997.

9.     SUBSEQUENT EVENT:

       During February, 1998 the Partnership and a hotel company entered into a Purchase Agreement pursuant to which the Partnership agreed to sell all of the Pink Shell Property, which includes the Partnership's interest in certain real property, improvements, fixtures, furnishings, furniture, equipment, tenant leases and other tangible personal property. The hotel company will pay to the Partnership a purchase price of $21,250,000 and will assume certain liabilities and obligations of the Partnership to the extent such liabilities and obligations arise or are incurred and are first required to be performed after the closing date. The purchase price includes an earnest money deposit in the amount of $500,000 which the Purchaser deposited with a title company. The balance of the purchase price will be paid in cash to the Partnership at the time of closing. The purchase price is subject to certain customary adjustments and prorations.

       Because the hotel earns a disproportionate amount of its earnings in the first quarter, the Purchase Agreement provides that the Partnership will pay to the purchaser a portion of the income it earned from the Pink Shell Property during the period from January
       1, 1998 until the closing date. The Partnership's obligations to complete the Sale under the Purchase Agreement are conditioned on the Partnership obtaining the necessary Limited Partner approval of the Proposal. In addition, the Partnership's obligations and the Purchasers obligations under the Purchase Agreement are conditioned upon the satisfaction of several conditions precedent to closing. If those conditions are not satisfied or waived on or before the closing date, the Purchase Agreement will be terminated and canceled and the Sale will not occur. If the sale does occur, Management will implement a formal plan of liquidation for the Partnership, in accordance with the Partnership agreement.

REPORT OF INDEPENDENT ACCOUNTANTS






Our report on the financial statements of Florida Income Fund III, Limited Partnership, is included on page 13 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 36 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.






                                         COOPERS & LYBRAND L.L.P.
Tampa, Florida
March 10, 1998

                  FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                                  SCHEDULE III
                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER, 31, 1997

  COL. A              COL. B             COL. C                       COL. D             COL. E


                                                               COST CAPITALIZED       GROSS AMT AT WHICH
                                      INITIAL COST              SUBSEQUENT TO           CARRIED AT CLOSE
                                     TO PARTNERSHIP               ACQUISITION                OF PERIOD

                                               BLDGS. &                CARRYING             BLDGS &
DESCRIPTION        ENCUMBRANCES  LAND        IMPRVMENTS  IMPROVEMENTS  COSTS    LAND        IMPROVEMENTS    TOTAL
-----------        ------------  --------    ----------  ------------  -----    ----        --------        ---------
Pink Shell Resort
Ft. Myers, FL      $ 5,377,510   $4,942,432  $3,933,139  $10,146,066  $ -0-    $4,942,432   $14,079,205     $19,021,637
                   ===========   ==========  ==========  ===========  =====    ==========   ===========     ===========




                     COL. F         COL. G      COL. H             COL. I

                                                                LIFE IN WHICH
                                                               DEPRECIATION IN
                                   DATE OF                      LATEST INCOME
                   ACCUMULATED     CONSTR        DATE           STATEMENT IS
DESCRIPTION        DEPRECIATION    UCTION      ACQUIRED           COMPUTED
-----------        ------------    -------     --------        ---------------
Pink Shell Resort                  1954-
Ft. Myers, FL      $ 4,536,637     1973         1988             31.5 years
                   ===========


SEE ACCOMPANYING NOTES TO SCHEDULE III

                  FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1997
                    REAL ESTATE AND ACCUMULATED DEPRECIATION


Balance as of 12/31/94                                            $23,522,959

    Additions During 1995:
         Improvements, etc.                            134,460
         Impairment of Value                        (1,236,502)   ( 1,102,042)
                                                    ----------    -----------
Balance as of 12/31/95                                            $22,420,917

    Additions During 1996:
         Improvements, etc.                            307,406        307,406
                                                    ----------    -----------
    Deletions During 1996:
         Improvements, etc.                            (10,163)
         Rental property under foreclosure          (3,846,621)    (3,856,784)
                                                    ----------    -----------
Balance as of 12/31/96                                             18,871,539

    Additions during 1997:
         Improvements, etc.                            150,098        150,098
                                                     ---------    -----------
Balance as of 12/31/97                                            $19,021,637
                                                                  ===========

                  FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1997
                    REAL ESTATE AND ACCUMULATED DEPRECIATION



Balance as of 12/31/94                                    $2,967,321

    Depreciation expense for 1995         691,181            691,181
                                         --------         ----------

Balance as of 12/31/95                                     3,658,502

    Depreciation expense for 1996         912,448
    Less deletions and rental property
    under foreclosure                    (772,841)           139,607
                                         --------         ----------
Balance as of 12/31/96                                     3,798,109

    Depreciation expense for 1997         738,528            738,528
                                         --------         ----------
Balance as of 12/31/97                                    $4,536,637
                                                          ==========

                   FLORIDA INCOME FUND III LIMITED PARTNERSHIP
                              NOTES TO SCHEDULE III
                                DECEMBER 31, 1997
                    REAL ESTATE AND ACCUMULATED DEPRECIATION

(A) The aggregate cost of land and buildings is the same for Federal Income Tax purposes.

(B)       See Note 1 to the Financial Statements for depreciation method.

(C) See Note 5 to the Financial Statements for further information on debt obligations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          (A) AND (B) IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS

The Partnership, as an entity, does not have any directors or officers. The Managing General Partner is Mariner Capital Management, Inc. (located at 12800 University Dr., Ste 675, Fort Myers, Florida 33907), a Florida corporation formed for the purpose of becoming the general partner in limited partnerships formed principally to invest in real estate. The Managing General Partner is a wholly owned subsidiary of The Mariner Group, Inc., an Ohio corporation (referred to herein as "Mariner Group"). The executive officers/directors of the Managing General Partner as of December 31, 1997, were as follows: Robert
M. Taylor, Timothy R. Bogott, Allen G. Ten Broek and Joe K. Blacketer.

Mr. Taylor and Mr. Bogott have served as officers of the Mariner Capital Management, Inc., since its incorporation on July 11, 1983. Allen G. Ten Broek replaced Lawrence A. Raimondi as President as of December 31, 1997. Subsequent to December 31, 1997, Mr. Blacketer resigned as Secretary/Treasurer. He was replaced in the capacity by Elaine Hawkins.

MCD Real Estate, Inc. (located at 800 Superior Avenue, Suite 2100, Cleveland, Ohio 44114) (referred to herein as "MCD") is a Co-General Partner. MCD is an Ohio corporation and a wholly owned subsidiary of McDonald & Company Securities, Inc., the Managing Dealer of the offering. McDonald & Company Securities, an Ohio corporation, is a wholly owned subsidiary of McDonald
& Company Investments, Inc., a publicly-traded Delaware corporation listed on the New York Stock Exchange. MCD was formed in February of 1981 for the principal purpose of becoming the general partner of limited partnerships formed to provide equity financing for various real estate projects. The directors and officers of MCD as of December 31, 1997, were as follows: James
C. Redinger, Thomas M. O'Donnell and Richard R. Cundiff III.

          (C) IDENTIFICATION OF CERTAIN SIGNIFICANT EMPLOYEES

          Not applicable

          (D) FAMILY RELATIONSHIP

          Not applicable

          (E) BUSINESS EXPERIENCE

          ROBERT M. TAYLOR: Age 56, is Chairman of the Board and a Director of the Managing General Partner. He founded Mariner Group in 1971 and served as its President until his election as Chairman and Chief Executive Officer of Mariner Group in 1979. He also serves as an officer or director of various other Affiliates of Mariner Group. Mr. Taylor is a Director of Acme-Cleveland Corporation, Cleveland, Ohio, a manufacturer of machine tools; Barnett Bank of Fort Myers, Fort Myers, Florida; MIL- COM Electronics Corporation, San Antonio, Texas; Florida Council of 100; the Fort Myers Chamber of Commerce, and Chairman of the Business Development Corporation of Southwest Florida, Fort Myers, Florida. Since 1971, Mr. Taylor has directed the completion of over 30 real estate developments in Lee County, Florida. Prior to 1971, Mr. Taylor was a management consultant employed by McKinsey & Company, Inc., Cleveland, Ohio.

          TIMOTHY R. BOGOTT: Age 51, is a Director and the former President of the Managing General Partner. He was involved in all aspects of the organization and management of Florida Income Fund, L.P., Florida Income Fund II and Florida Income Fund III until January 1994 when he became President of South Seas Resorts Company. He joined Mariner Group in 1976 and has held the positions of Project Manager and Director of Administration and Secretary/Treasurer. Prior to 1976, Mr. Bogott was employed as an Assistant Vice President of Palmetto Federal Savings and Loan Association, Fort Myers, Florida (1974-1976) and held various management positions with the First National Bank of Fort Myers (1970-1974). Mr. Bogott was elected Secretary/Treasurer of Mariner Group in 1979 and Vice President -Finance in 1983. Mr. Bogott is also President of Mariner Capital Investment Corporation and is an officer or director of various other Affiliates of Mariner Group.

          ALLEN G. TEN BROEK: Age 57, Mr. Ten Broek became President of Mariner Capital Management, Inc. on December 31, 1997. Mr. Ten Broek is also President and CEO of The Mariner Group, Inc., a position in which he served from 1979 to 1992, and again since October 1995. The Mariner Group is an asset management, business development and real estate development company. From 1992 to 1995 Mr. Ten Broek was the Vice Chairman and Managing Executive of Hilton Grand Vacations Company, a timeshare development and operations company affiliated with Hilton Hotels. Mr. Ten Broek is an original shareholder of The Mariner Group, Inc. and has been a director of The Mariner Group, Inc.
          since 1973. Mr. Ten Broek is the Chairman Emeritus of the Florida Shore and Beach Preservation Association and Chairman of the
          American Coastal Coalition. He is a former director of two local banks and a founding director of Community Bank of the Islands.
          Mr. Ten Broek is an officer and director of various other Mariner affiliates. Mr. Ten Broek is a graduate of the University of Wisconsin. He worked for ten years in various executive positions with AT&T prior to joining Mariner.

          JOE K. BLACKETER: Age 45, was the Secretary/Treasurer of the Managing General Partner at December 31, 1997. Mr. Blacketer has been a Certified Public Accountant since 1983. He is a member of the American Institute of Certified Public Accounts (AICPA), and a member of the Florida Institute of Certified Public Accountants (FICPA). Mr. Blacketer joined Mariner Group in 1983. Mr. Blacketer was employed by Coopers & Lybrand, CPA's (1979-1983) prior to that time.

          ELAINE HAWKINS: Age 45, is the Vice President/Treasurer of the Managing General Partner. She joined the Mariner Group in 1980 as the Director of Risk Management for all of the affiliated entities.
          In 1988 she became the President of South Seas and Captiva Properties, Inc., an affiliated real estate firm. She holds licenses as a real estate broker, and in property, casualty, life and health insurance. Prior to joining the company she was employed by Liberty Mutual Insurance Company in commercial sales.

          JAMES C. REDINGER: Age 61. Mr. Redinger joined McDonald & Company (a partnership that transferred all of its assets to McDonald & Company Securities, Inc.) in March 1974, becoming a partner in 1977, working in the area of corporate underwriting and syndication of real estate and oil and gas ventures. He has had extensive experience in site selection, cost projections of both commercial and residential real estate projects and the syndication of such projects through limited partnerships. Mr. Redinger has served as Chairman of the District Nine Committee of the National Association of Securities Dealers, Inc., is a Vice President and a Director of MCD Oil and Gas Company, Inc., a Director of McDonald & Company Venture Capital, Inc., a Director of McDonald & Company Securities, Inc., and a Managing Director of McDonald & Company Securities, Inc.

          THOMAS M. O'DONNELL: Age 62. Mr. O'Donnell joined McDonald & Company in 1965 in the Corporate Finance Department. Mr. O'Donnell became a partner of McDonald & Company in 1968 and has been a member of its Policy Committee since 1971. Mr. O'Donnell is a Chartered Financial Analyst and a member of the Cleveland Society of Security Analysts. Mr. O'Donnell is a director of Seaway Food Town, Inc., Maumee, Ohio, a grocery retailer. Mr. O'Donnell is Chief Executive Officer and Chairman of the Board of McDonald & Company Investments, Inc., Chief Executive Officer and Chairman of the Board of McDonald, which operates an insurance agency; a Director of MCD Oil & Gas Company, Inc., a Director of McDonald & Company Venture Capital, Inc.; and a Director of McDonald Financial Services.

          RICHARD R. CUNDIFF, III: Age 38. Mr. Cundiff joined McDonald & Company in December 1982 and has assisted in the development of the Real Estate and Specialty Finance Department. Specializing in real estate and oil and gas investment banking, his responsibilities include structuring, marketing and monitoring investments in these particular areas. Mr. Cundiff is a First Vice President of McDonald & Company.

          (F) INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

          No director or officer of the Managing General Partner was involved in any event during the past five years which would be responsive to this question.

ITEM 11. EXECUTIVE COMPENSATION

          (A) CURRENT REMUNERATION OF GENERAL PARTNERS, THEIR DIRECTORS AND OFFICERS

          No direct remuneration was paid or payable by the Partnership for the period ended December 31, 1997, to directors or officers of the General Partners. During the period ended December 31, 1997, no remuneration, direct or indirect, was paid to affiliates of the General Partners, except:

          The General Partners and their affiliates are also entitled to receive compensation for leasing and management fees in an amount not to exceed 5% of gross revenues from residential Partnership properties or 6% of gross revenues produced by commercial Partnership properties. During 1997, 1996 and 1995, $602,806, $562,098 and
          $555,259 were charged to the Partnership.

          The General Partners and their affiliates are also entitled to reimbursement for the actual cost to the General Partners or their affiliates of goods, materials and services used for or by the Partnership and obtained from unaffiliated entities and the cost of services performed by officers and employees of the General Partners and their affiliates which could be performed directly for the Partnership by independent parties. During 1997, 1996 and 1995, $2,946,169, $3,238,001 and $2,878,501 were charged to the Partnership for these services of which $482,576, $126,840 and $101,437 were included in accounts payable and accrued expenses at December 31, 1997, 1996, and 1995 respectively. A portion of this amount is for the payment of insurance premiums which are collected by Mariner Group, Inc. (for all Mariner affiliates) and paid to the carrier on behalf of Florida Income Fund III. The balance is for reimbursement for on-site property management personnel and for reimbursement of other costs for services performed by the General Partner or affiliates which the Partnership would be required to pay to third parties for comparable services in the same geographical location. The increase in General Partner charges for 1994 over prior years is due to management's decision, effective July 1, 1993, to have the employees of the Pink Shell Beach and Bay Resort become employees of Mariner Group, Inc. (parent of Mariner Capital Management, Inc.), which pays the payroll and related benefits and charges the cost back to Pink Shell and for related charges on the 42 unit condominium building.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

See Note 7, Related Party Transactions in Notes to the Financial Statements, on pages 23 and 24 in Item 8.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

          (A) 1. FINANCIAL STATEMENT SCHEDULES

          The following Financial Statement Schedules of the Partnership are included in Part II, Item 8:

                                                                          PAGE
                                                                          ----

                Report of Independent Accountants                           13

                Balance Sheets as of December 31, 1997 and 1996             14

                Statements of Operation for the three years ended
                1997, 1996 and 1995                                         15

                Statements of Partners' Capital for the three years
                ended 1997, 1996 and 1995                                   16

                Statements of Cash Flows for the three years ended
                1997, 1996 and 1995                                         17

                Notes to Financial Statements                          18 - 25

                Report of Independent Accountants on Schedule III           26

                Schedule III Real Estate and Accumulated Depreciation  27 - 30

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

                        FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                        (Registrant)
                        March 29, 1998

                        By: /s/ ALLEN G. TEN BROEK
                            ------------------------------------
                            ALLEN G. TEN BROEK
                            President, Director and CEO
                            Mariner Capital Management, Inc.
                            (Principal Executive Officer)



                        By: /s/ ELAINE HAWKINS
                            ------------------------------------
                            ELAINE HAWKINS
                            Mariner Capital Management, Inc.
                           (Principal Financial and Accounting Officer)