Form 10-Q
period 1998-03-31
FLORIDA INCOME FUND III LIMITED PARTNERSHIP
filed 1998-05-13
CIK 826498

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

Commission File Number:

     33-19152

Exact name of Registrant as specified in its charter:

     Florida Income Fund III, Limited Partnership

State or other Jurisdiction of incorporation or organization:

     Delaware

I.R.S. Employer Identification Number:

     65-0016187

Address of Principal Executive Offices:

     12800 University Drive, Ste 260
     Fort Myers, FL 33907

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

                   FLORIDA INCOME FUND III, L.P.
                               INDEX



PART I                                                    PAGE NO.


     FINANCIAL INFORMATION

     Balance Sheets at March 31, 1998
     and December 31, 1997 . . . . . . . . . . . . . . . . . . . 3


     Statements of Income for the Three
     Months Ended March 31, 1998 and 1997. . . . . . . . . . . . 4


     Statements of Cash Flows for the Three
     Months Ended March 31, 1998 and 1997. . . . . . . . . . . . 5


     Notes to Financial Statements . . . . . . . . . . . . . . . 6


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . . 6-8


PART II

     OTHER INFORMATION

     Items 1 through 6 . . . . . . . . . . . . . . . . . . . . . 9


PART III

     Signatures. . . . . . . . . . . . . . . . . . . . . . . . .10


COVER PAGE


EXHIBIT 27 - Financial Data Schedule

                  PART I - FINANCIAL INFORMATION
           FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                    BALANCE SHEETS (Unaudited)

                                            March 31   Dec. 31
                                            1998       1997
ASSETS

CURRENT ASSETS
Cash                                           402,445    156,000
Accts Recvable Trade, Net of Allowance
  for Doubtful Accts of $19,984 for
  3/31/98 and $18,579 for 12/31/97             575,441    377,930
Inventory                                       74,757     69,837
Prepaid Expenses and Other                      88,133     90,797
                                             __________  _________
     Total Current Assets                    1,140,776    694,564

Rental Properties
  Abandonment                                3,082,157  3,082,157
Rental Properties, (Net of accumulated
  depreciation of $4,743,637 at
  3/31/98 $4,536,637 at 12/31/97            14,343,194 14,485,000
Intangible Assets
  Deferred Loan and
  Organizational Costs Net                      28,248     31,864
                                           ___________ ___________
     Total Assets                           18,594,375 18,293,585

LIABILITIES & PARTNERS' CAPITAL

CURRENT LIABILITIES
Current Maturities of Notes Mtgs Payable       423,473    722,549
Accounts Payable, Trade                        399,753    405,986
Accrued Expenses                               398,276    481,669
Customer and Security Deposits                 399,528    504,885
                                            __________  __________
     Total Current Liabilities               1,621,030  2,115,089

Mtgs Payable related to Rental Prpty Mgmt    3,200,000  3,200,000
Mtgs Payable, Less Current Maturities        4,696,788  4,804,961

PARTNERS' CAPITAL
General Partners Capital                       (31,450)   (31,450)
Limited Partners Capital                     8,002,782  8,204,985
Net Income                                   1,105,225          0
                                            __________ ___________
  Total Partners' Equity                     9,076,557  8,173,535

  Total Liabilities & Partners' Capitl     18,594,375  18,293,585

See Accompanying Notes to the Financial Statements

           FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                       STATEMENTS OF INCOME
                            (Unaudited)



                                       For Three Months Ended
                                       03/31/98        03/31/97
                                      _________        _________

REVENUES:

Rental Income                          3,628,162        3,667,264

Interest Income                            1,130            1,493
                                       __________       __________
  Total Revenues                       3,629,292        3,668,757


COSTS AND EXPENSES:

Property Operating Expenses            2,089,321        2,175,695

Real Estate Taxes                         67,500           48,525

Interest Expense                         156,630          155,014

Depreciation                             207,000          204,234

Amortization                               3,616                0
                                       __________       __________

Total Expenses                         2,524,067        2,583,468

  Net Income                           1,105,225        1,085,289




See Accompanying Notes to the Financial Statements

           FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                     STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                        For The Three Months Ended
                                           3/31/98     3/31/97
                                           _________   __________
Cash flows from operating activities:

Net Income                                 1,105,225   1,085,289
Adjustments to reconcile net income to
  net cash provided by operations:
     Depreciation & Amortization             210,616     204,235
     (Increase) decrease in Accts recvble   (197,511)   (195,154)
     Prepaid expenses and other                2,664     169,161
  Inventory                                   (4,920)      6,527
  Increase (decrease) in:
     Accounts payable and Accrued expense    (89,626)   (438,547)
     Customer & security deposits           (105,357)    (75,238)
                                            _________   _________
Net Cash flows provided by operating
activities                                   921,091     756,273

Cash flows from investing activities:
  Acquisition of and improvements to
   rental properties                         (65,194)    (15,485)
                                            _________   _________
Net cash used in investing activities        (65,194)    (15,485)

Cash flows from financing activities:
  Partner distributions paid                (202,203)    (73,585)
  Repayment of long term borrowing          (407,249)   (100,931)
                                            _________   _________
  Net cash flows used by financing
   activities                               (609,452)   (174,516)

  Net increase (decrease) in cash            246,445     566,272
  Cash December 31                           156,000     101,108
  Cash March 31                              402,445     667,380


See Accompanying Notes to the Financial Statements

              FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                      NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 1998
                               (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore, do not include all disclosures necessary for a fair presentation of the Partnership's financial position, results of operations and statements of cash flows in conformity with generally accepted accounting principles as set forth in the Partnership's form 10-K for the period ended December 31, 1997. In management's opinion, all adjustments have been made to the financial statements necessary for a fair presentation of interim periods presented.


NOTE 2 - RELATED PARTY TRANSACTIONS

The General Partner and their affiliates are also entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $742,937 were incurred during the first quarter of 1998. This compares to $739,648 of costs that were incurred during the first quarter of 1997. The increase in cost is primarily due to increases in payroll. An affiliate company, South Seas Resorts Company, Inc., pays the payroll and related benefits and charges them back to the Pink Shell. South Seas Resorts Company, Inc. also provides room reservation services for the resort. During the quarter, the Partnership incurred $108,389 in management fees in accordance with the Partnership agreement. This compares to $220,125 in management fees which were incurred during the first quarter of 1997.


NOTE 3 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position, including interest bearing deposits at March 31, 1998, was $402,445. This compares to its cash position of $156,000 at December 31, 1997. The Partnership's cash position at March 31, 1997, was $667,380.

For the three months ended March 31, 1998, the Partnership's cash increased $246,445. The increase in cash was due to cash flow from operations of $921,091; cash outlays for capital improvements of $65,194; cash outlays for partner distributions of $202,203; and net repayment of long term debt of $407,249.

The Partnership's total investment in properties for its portfolio at March 31, 1998, was $22,933,452. This compares to its total property investment of $22,868,258 at December 31, 1997.

On November 27, 1996, the Partnership defaulted under the terms of a $3,200,000 mortgage loan on the Walsingham Commons Shopping Center. The Partnership agreed to the appointment of a receiver on the Walsingham Commons on February 3, 1997. All rights, powers, interests and obligations in Walsingham Commons have been transferred to the receiver as of November 27, 1996. The outstanding mortgage balance $3,200,000 is nonrecourse and will be satisfied upon the final judgment of foreclosure. Details of this transaction were provided in an 8-K filed on April 15, 1997. The foreclosure proceedings had not been finalized at March 31, 1998.

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

During the first quarter of 1998, the Partnership entered into a Purchase Agreement with a hotel company to sell the Pink Shell. Limited Partners approval of this proposed transaction was solicited in April of 1998. The sale was approved and closed May 1, 1998. The general partners will adopt a formal plan of liquidation, in accordance with the Partnership agreement, which will be implemented as soon as all the terms and conditions of the sale are satisfied.

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

The Partnership paid down $407,249 of principal on long term borrowings during the three month period. Partnership debt as of March 31, 1998, was $8,320,261 as compared to $8,727,510 as of December 31, 1997.

Also during the quarter, the Partnership paid $65,194 for improvements at the Pink Shell in order to refurbish the units and to meet Best Western requirements.

Results of Operations

The Partnership had net income of $1,105,225 for the three months ended March 31, 1998. This compares with net income of $1,085,289 for the three month period ended March 31, 1997. The increase in net income is due to revenues decreasing by $39,465, property operating expenses decreasing by $86,374, real estate taxes increasing by $18,975, interest expense increasing by $1,616 and depreciation and amortization increasing by $6,382.

Pink Shell's revenues decreased $39,465 due to increased room rates but lower occupancy. Room revenue increased $7,885, store revenue decreased $25,026, and other revenues decreased $21,967. Interest income decreased $363 due to a smaller amount of funds being invested in short term Government Securities.

Property operating expenses have decreased for the quarter by $86,374. Marketing expenses have decreased $25,408 and insurance has decreased $5,564. Other operating expense decreases are in relation to the decreased occupancy. The resort has moved to daily housekeeping in order to meet guest expectations and Best Western affiliation requirements.

Real Estate Taxes have increased $18,975.

Interest expense increased by $1,616.

Depreciation and amortization have increased $6,382.

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




                          FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                          MARINER CAPITAL MANAGEMENT, INC.
                          MANAGING GENERAL PARTNER
                          (Registrant)





          5/13/98         By: /s/ ALLEN G. TEN BROEK
                          --------------------------------
                          Allen G. Ten Broek
                          President, Director and CEO
                          Mariner Capital Management, Inc.
                          (Principal Executive Officer)






          5/13/98         By: /s/ ELAINE HAWKINS
                          --------------------------------
                          Elaine Hawkins
                          Secretary/Treasurer
                          Mariner Capital Management, Inc.
                          (Principal Financial and Accounting Officer)