Form 10-Q
period 1998-06-30
FLORIDA INCOME FUND III LIMITED PARTNERSHIP
filed 1998-08-18
CIK 826498

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

                     FLORIDA INCOME FUND III, L.P.
                                 INDEX



PART I                                                     PAGE NO.


       FINANCIAL INFORMATION

       Balance Sheets at June 30, 1998
       and December 31, 1997. . . . . . . . . . . . . . . . . . . 3


       Statements of Income for the Three and Six
       Months Ended June 30, 1998 and 1997. . . . . . . . . . . . 4


       Statements of Cash Flows for the Six
       Months Ended June 30, 1998 and 1997. . . . . . . . . . . . 5


       Notes to Financial Statements. . . . . . . . . . . . . . . 6


       Management's Discussion and Analysis of
       Financial Condition and Results of Operations. . . . . . 6-8


PART II

       OTHER INFORMATION

       Items 1 through 6. . . . . . . . . . . . . . . . . . . . . 9


PART III

       Signatures . . . . . . . . . . . . . . . . . . . . . . . .10


COVER PAGE


EXHIBIT 27 - Financial Data Schedule

                    PART I - FINANCIAL INFORMATION
             FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                      BALANCE SHEETS (Unaudited)

                                            June 30    Dec. 31
                                               1998       1997
ASSETS

CURRENT ASSETS
Cash                                           332,060    156,000
Accts Recvable Trade, Net of Allowance
     for Doubtful Accts of $17,492 for
     6/30/98 and $18,579 for 12/31/97           50,255    377,930
Inventory                                            0     69,837
Prepaid Expenses and Other                      60,567     90,797
                                             __________  _________
        Total Current Assets                   442,882    694,564

Rental Properties
     Abandonment                             3,082,157  3,082,157
Rental Properties, (Net of accumulated
     depreciation of $0 at 6/30/97
      and $4,536,637 at 12/31/97                     0 14,485,000
Intangible Assets
     Deferred Loan and
     Organizational Costs Net                        0     31,864
                                           ___________ ___________
        Total Assets                         3,525,039 18,293,585

LIABILITIES & PARTNERS' CAPITAL

CURRENT LIABILITIES
Current Maturities of Notes Mtgs Payable             0    722,549
Accounts Payable, Trade                              0    405,986
Accrued Expenses                               124,574    481,669
Customer and Security Deposits                       0    504,885
                                            __________  __________
        Total Current Liabilities              124,574  2,115,089

Mtgs Payable related to Rental Prpty Mgmt    3,200,000  3,200,000
Mtgs Payable, Less Current Maturities                0  4,804,961

PARTNERS' CAPITAL
General Partners Capital                       (31,450)   (31,450)
Limited Partners Capital                    (6,459,108) 8,204,985
Net Income                                   6,691,023          0
                                            __________ ___________
     Total Partners' Equity                    200,465  8,173,535

     Total Liabilities & Partners' Capitl    3,525,039 18,293,585

See Accompanying Notes to the Financial Statements

             FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                         STATEMENTS OF INCOME
                              (Unaudited)


                       For Three Months Ended For Six Months Ended
                       06/30/98      06/30/97 06/30/98   06/30/97
                       __________________________________________
REVENUES:

Sales Proceeds         19,969,322          0  19,969,322         0
Rental Income           1,288,966  2,503,643   4,917,128 6,170,907

Interest Income               237      6,252       1,367     7,745
                        _________ __________   _________ _________
     Total Revenues    21,258,525  2,509,895  24,887,817 6,178,652


COSTS AND EXPENSES:

Cost of Sales          14,754,856          0  14,754,856         0

Property Operating
     Expenses             752,533  2,045,981   2,841,854 4,221,676

Real Estate Taxes          22,500     48,525      90,000    97,050

Interest Expense           45,590    143,147     202,220   298,161

Depreciation               69,000    200,056     276,000   401,238

Amortization               28,248      4,179      31,864     7,231
                       __________   _________  _________  ________

Total Expenses         15,672,727  2,441,888  18,196,794 5,025,356

     Net Income (Loss)   5,585,798    68,007   6,691,023 1,153,296



See Accompanying Notes to the Financial Statements

             FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                       STATEMENTS OF CASH FLOWS
                              (Unaudited)

                                          For The Six Months Ended
                                          6/30/98      6/30/97
                                          _________    __________
Cash flows from operating activities:

Net Income                                  6,691,023  1,153,296
Adjustments to reconcile net income to
     net cash provided by operations:
        Cost of sales                      14,283,704          0
        Depreciation & Amortization           307,864    408,469
        (Increase) decrease in Accts recvble  327,675    (16,432)
        Prepaid expenses and other             90,797    188,466
     Inventory                                 69,837      7,639
     Increase (decrease) in:
        Accounts payable and Accrued expense (823,648)  (629,184)
        Customer & security deposits         (504,885)  (161,625)
                                             _________  _________
Net Cash flows provided by operating
activities                                 20,442,367    950,629

Cash flows from investing activities:
     Acquisition of and improvements to
      rental properties                       (74,704)   (76,706)
                                            _____________________
Net cash used in investing activities         (74,704)   (76,706)

Cash flows from financing activities:
     Partner distributions paid           (14,664,093)  (275,943)
     Repayment of long term borrowing      (5,527,510)  (194,261)
                                            _________ ___________
     Net cash flows used by financing
   activities                             (20,191,603)  (470,204)

     Net increase (decrease) in cash          176,060    403,719

     Cash December 31                         156,000    101,108

     Cash June 30                             332,060    504,827


See Accompanying Notes to the Financial Statements

             FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                     NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 1998
                              (Unaudited)

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


NOTE 2 - RELATED PARTY TRANSACTIONS

The General Partner and their affiliates are entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $314,958 were incurred during the second quarter of 1998. This compares to $762,273 of costs that were incurred during the second quarter of 1997. An affiliate company, South Seas Resorts Company, Inc., pays the payroll and related benefits and charges them back to the Pink Shell. South Seas Resorts Company, Inc. also provides room reservation services for the resort. During the quarter, the Partnership incurred $39,232 in management fees in accordance with the Partnership agreement. This compares to $150,877 in management fees which were incurred during the second quarter of 1997.


NOTE 3 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position, including interest bearing deposits at June 30, 1998, was $332,060. This compares to its cash position of $156,000 at December 31, 1997. The Partnership's cash position at June 30, 1997, was $504,827.

For the six months ended June 30, 1998, the Partnership's cash increased $176,060. The increase in cash was due to cash flow from operations of $20,442,367; cash outlays for capital improvements of $74,704; cash outlays for partner distributions of $14,664,093 and net repayment of long term debt of $5,527,510.

The Partnership's total investment in properties for its portfolio at June 30, 1998, was $3,846,621. This compares to its total property investment of $22,868,258 at December 31, 1997.

On November 27, 1996, the Partnership defaulted under the terms of a $3,200,000 mortgage loan on the Walsingham Commons Shopping Center. The Partnership agreed to the appointment of a receiver on the Walsingham Commons on February 3, 1997. All rights, powers, interests and obligations in Walsingham Commons have been transferred to the receiver as of November 27, 1996. The outstanding mortgage balance $3,200,000 is nonrecourse and will be satisfied upon the final judgment of foreclosure. Details of this transaction were provided in an 8-K filed on April 15, 1997. The foreclosure proceedings had not been finalized at June 30, 1998.

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

During the first quarter of 1998, the Partnership entered into a Purchase Agreement with a hotel company to sell the Pink Shell. Limited Partners approval of this proposed transaction was solicited in April of 1998. The sale was approved and closed May 1, 1998 as reported in an 8-K filed May 13, 1998. The sale generated approximately $14,191,000 which was distributed to the partners. The general partners will adopt a formal plan of liquidation, in accordance with the Partnership agreement, which will be implemented as soon as all the terms and conditions of the sale are satisfied.

Other than as discussed herein, there are no known trends, demands, commitments, events or uncertainties, that in management's opinion, will result or are reasonably likely to result in the registrant's liquidity increasing or decreasing in any material way.

Capital Resources

The Partnership paid down $5,527,510 of principal on long term borrowings during the six month period. Partnership debt as of June 30, 1998, was $3,200,000 as compared to $8,727,510 as of December 31, 1997.

Also during the six months, the Partnership paid $74,704 for improvements at the Pink Shell in order to refurbish the units and to meet Best Western requirements.

Results of Operations

The Partnership had net income of $6,691,023 for the six months ended June 30, 1998. This compares with net income of $1,153,296 for the six month period ended June 30, 1997. The increase in net income is due to revenues decreasing by $1,253,779, property operating expenses decreasing by $1,379,822, real estate taxes decreasing by $7,050, interest expense decreasing by $95,941 and depreciation and amortization decreasing by $100,605.

Pink Shell's revenues decreased $1,253,779 due to the sale of the property on May 1, 1998. Interest income decreased $6,378 due to a smaller amount of funds being invested in short term Government
Securities.

Property operating expenses have decreased for the six months by $1,379,822 as a result of the sale of the property.

Real Estate Taxes have decreased $7,050.

Interest expense decreased by $95,941.

Depreciation and amortization have decreased $100,605.

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




                         FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                         MARINER CAPITAL MANAGEMENT, INC.
                         MANAGING GENERAL PARTNER
                         (Registrant)





          8/14/98        By: /s/ ALLEN G. TEN BROEK
                         --------------------------------
                         Allen G. Ten Broek
                         President, Director and CEO
                         Mariner Capital Management, Inc.
                         (Principal Executive Officer)






          8/14/98        By: /s/ ELAINE HAWKINS
                         --------------------------------
                         Elaine Hawkins
                         Secretary/Treasurer
                         Mariner Capital Management, Inc.
                         (Principal Financial and Accounting Officer)