Form 10-Q
period 1998-09-30
FLORIDA INCOME FUND III LIMITED PARTNERSHIP
filed 1998-11-13
CIK 826498

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549

                             FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,
1998

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

                   FLORIDA INCOME FUND III, L.P.
                               INDEX



PART I                                                   PAGE NO.


     FINANCIAL INFORMATION

     Balance Sheets at September 30, 1998
     and December 31, 1997. . . . . . . . . . . . . . . . . . . 3


     Statements of Income for the Three and Nine
     Months Ended September 30, 1998 and 1997 . . . . . . . . . 4


     Statements of Cash Flows for the Nine
     Months Ended September 30, 1998 and 1997 . . . . . . . . . 5


     Notes to Financial Statements. . . . . . . . . . . . . . . 6


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations. . . . . . 6-8


PART II

     OTHER INFORMATION

     Items 1 through 6. . . . . . . . . . . . . . . . . . . . . 9


PART III

     Signatures . . . . . . . . . . . . . . . . . . . . . . . .10


COVER PAGE


EXHIBIT 27 - Financial Data Schedule

                  PART I - FINANCIAL INFORMATION
           FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                    BALANCE SHEETS (Unaudited)

                                          Sept 30    Dec. 31
                                          1998       1997
                                          ---------  --------
ASSETS

CURRENT ASSETS
Cash                                         309,511    156,000
Accts Recvable Trade, Net of Allowance
   for Doubtful Accts of $17,492 for
   9/30/98 and $18,579 for 12/31/97           31,326    377,930
Inventory                                          0     69,837
Prepaid Expenses and Other                         0     90,797
                                           __________  _________
      Total Current Assets                   340,837    694,564

Rental Properties
   Abandonment                             3,082,157  3,082,157
Rental Properties, (Net of accumulated
   depreciation of $0 at 9/30/97
    and $4,536,637 at 12/31/97                     0 14,485,000
Intangible Assets
   Deferred Loan and
   Organizational Costs Net                        0     31,864
                                         ___________ ___________
      Total Assets                         3,422,994 18,293,585

LIABILITIES & PARTNERS' CAPITAL

CURRENT LIABILITIES
Current Maturities of Notes Mtgs Payable           0    722,549
Accounts Payable, Trade                            0    405,986
Accrued Expenses                               3,978    481,669
Customer and Security Deposits                     0    504,885
                                          __________  __________
      Total Current Liabilities                3,978  2,115,089

Mtgs Payable related to Rental Prpty Mgmt  3,200,000  3,200,000
Mtgs Payable, Less Current Maturities              0  4,804,961

PARTNERS' CAPITAL
General Partners Capital                     (31,450)   (31,450)
Limited Partners Capital                  (6,459,108) 8,204,985
Net Income                                 6,709,574          0
                                          __________ ___________
   Total Partners' Equity                    219,016  8,173,535

   Total Liabilities & Partners' Capitl    3,422,994 18,293,585

See Accompanying Notes to the Financial Statements

           FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                       STATEMENTS OF INCOME
                            (Unaudited)


                      For Three Months Ended For Nine Months Ended
                      09/30/98   09/30/97  09/30/98    09/30/97
                      ___________________  __________  ____________
REVENUES:

Sales Proceeds              0           0  19,969,322          0
Rental Income             273   2,000,000   4,917,401  8,170,907

Interest Income             4       4,986       1,371     12,731
                    _________   __________ __________  _________
   Total Revenues         277   2,004,986  24,888,094  8,183,638


COSTS AND EXPENSES:

Cost of Sales         (19,133)          0  14,735,723          0

Property Operating
   Expenses               859   1,901,722   2,842,713  6,123,398

Real Estate Taxes           0      48,525      90,000    145,575

Interest Expense            0     146,501     202,220    444,662

Depreciation                0     200,619     276,000    601,857

Amortization                0       3,615      31,864     10,846
                    __________  __________ __________  _________

Total Expenses        (18,274)  2,300,982  18,178,520  7,326,338

   Net Income (Loss)    18,551   (295,996)  6,709,574    857,300



See Accompanying Notes to the Financial Statements

           FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                     STATEMENTS OF CASH FLOWS
                            (Unaudited)

                                         For The Nine Months Ended
                                         9/30/98     9/30/97
                                         _________   __________
Cash flows from operating activities:

Net Income                                6,709,574    857,300
Adjustments to reconcile net income to
   net cash provided by operations:
      Cost of sales                      14,283,704          0
      Depreciation & Amortization           307,864    612,703
      (Increase) decrease in Accts recvble  346,604     61,084
      Prepaid expenses and other             90,797    152,683
   Inventory                                 69,837      3,242
   Increase (decrease) in:
      Accounts payable and Accrued expense (883,677)  (555,046)
      Customer & security deposits         (504,885)    31,406
                                         __________  _________
Net Cash flows provided by operating
activities                               20,419,818  1,163,372

Cash flows from investing activities:
   Acquisition of and improvements to
    rental properties                       (74,704)  (138,170)
                                         ___________ __________
Net cash used in investing activities       (74,704)  (138,170)

Cash flows from financing activities:
   Partner distributions paid           (14,664,093)  (478,115)
   Repayment of long term borrowing      (5,527,510)  (289,423)
                                         __________  __________
   Net cash flows used by financing
   activities                           (20,191,603)  (767,538)

   Net increase (decrease) in cash          153,511    257,664

   Cash December 31                         156,000    101,108

   Cash September 30                        309,511    358,772


See Accompanying Notes to the Financial Statements

             FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                     NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1998
                              (Unaudited)

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


NOTE 2 - RELATED PARTY TRANSACTIONS

The General Partner and their affiliates are entitled to reimbursement of costs (including amounts of any salaries paid to employees or its affiliates) directly attributable to the operation of the Partnership that could have been provided by independent parties. Costs amounting to $0 were incurred during the third quarter of 1998. This compares to $664,829 of costs that were incurred during the third quarter of 1997. An affiliate company, South Seas Resorts Company, Inc., pays the payroll and related benefits and charges them back to the Pink Shell. South Seas Resorts Company, Inc. also provides room reservation services for the resort. During the quarter, the Partnership incurred $0 in management fees in accordance with the Partnership agreement. This compares to $120,115 in management fees which were incurred during the third quarter of 1997.


NOTE 3 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity

The Partnership's cash position, including interest bearing deposits at September 30, 1998, was $309,511. This compares to its cash position of $156,000 at December 31, 1997. The Partnership's cash position at September 30, 1997, was $358,772.

For the nine months ended September 30, 1998, the Partnership's cash increased $153,511. The increase in cash was due to cash flow from operations of $20,419,818; cash outlays for capital improvements of $74,704; cash outlays for partner distributions of $14,664,093 and net repayment of long term debt of $5,527,510.

The Partnership's total investment in properties for its portfolio at September 30, 1998, was $3,846,621. This compares to its total property investment of $22,868,258 at December 31, 1997.

On November 27, 1996, the Partnership defaulted under the terms of a $3,200,000 mortgage loan on the Walsingham Commons Shopping Center. The Partnership agreed to the appointment of a receiver on the Walsingham Commons on February 3, 1997. All rights, powers, interests and obligations in Walsingham Commons have been transferred to the receiver as of November 27, 1996. The outstanding mortgage balance $3,200,000 is nonrecourse and will be satisfied upon the final judgment of foreclosure. Details of this transaction were provided in an 8-K filed on April 15, 1997. The final judgment of foreclosure was executed on September 22, 1998. The foreclosure sale took place October 22, 1998 at which time the property reverted to the lender.

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

Capital Resources

The Partnership paid down $5,527,510 of principal on long term borrowings during the nine month period. Partnership debt as of September 30, 1998, was $3,200,000 as compared to $8,727,510 as of December 31, 1997.

Also during the nine months, the Partnership paid $74,704 for improvements at the Pink Shell in order to refurbish the units and to meet Best Western requirements.

Results of Operations

The Partnership had net income of $6,709,574 for the nine months ended September 30, 1998. This compares with net income of $857,300 for the nine month period ended September 30, 1997. The increase in net income is due to the sale of Pink Shell which netted $5,233,599 in income, revenues decreasing by $3,253,506, property operating expenses decreasing by $3,280,685, real estate taxes decreasing by $55,575, interest expense decreasing by $242,442 and depreciation and amortization decreasing by $304,839.

Pink Shell's revenues decreased $3,253,506 due to the sale of the property on May 1, 1998. Interest income decreased $11,360 due to a smaller amount of funds being invested in short term Government
Securities.

Property operating expenses have decreased for the nine months by $3,280,685 as a result of the sale of the property.

Real Estate Taxes have decreased $55,575.

Interest expense decreased by $242,442.

Depreciation and amortization have decreased $304,839.

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




                         FLORIDA INCOME FUND III, LIMITED PARTNERSHIP
                         MARINER CAPITAL MANAGEMENT, INC.
                         MANAGING GENERAL PARTNER
                         (Registrant)





          11/13/98       By: /s/ ALLEN G. TEN BROEK
                         --------------------------------
                         Allen G. Ten Broek
                         President, Director and CEO
                         Mariner Capital Management, Inc.
                         (Principal Executive Officer)






          11/13/98       By: /s/ ELAINE HAWKINS
                         --------------------------------
                         Elaine Hawkins
                         Secretary/Treasurer
                         Mariner Capital Management, Inc.
                         (Principal Financial and Accounting Officer)